Form 10QSB
period 2003-08-13
GREAT LAKES BANCORP INC
filed 2003-08-13
CIK 1217730

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

QUARTERLY OR TRANSITIONAL REPORT UNDER
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY OR TRANSITIONAL REPORT
(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2003

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from_______________to _______________

Commission File Number 000-50267

Great Lakes Bancorp, Inc.
 (Exact name of small business issuer as specified in its charter)
New York	13-4237490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2421 Main Street, Buffalo, New York	14214
(Address of principal executive offices)	(Zip Code)

 716-961-1900
 (Issuer's telephone number, including area code)

Not applicable
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - voting, $.001 par value, 1,961,620 shares outstanding as of August 11, 2003 and Class B Common Stock - non-voting, $.001 par value, 115,750 shares outstanding as of August 11, 2003.

GREAT LAKES BANCORP, INC.

INDEX

GREAT LAKES BANCORP, INC.
Consolidated Statements of Condition

	June 30, 2003	December 31, 2002
Assets	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$ 5,942,899	$ 3,518,565
Interest-bearing deposits in other financial institutions	13,267,681	13,585,964
Total cash and cash equivalents	19,210,580	17,104,529
Securities:
Available for sale, at fair value	80,849,332	56,725,551
Held to maturity, at cost	2,000,000	-
Federal Home Loan Bank stock, at cost	1,580,800	683,000
Loans, net of allowance for loan losses	181,757,663	142,257,683
Premises and equipment, net	6,275,317	5,307,920
Other assets	2,103,626	2,505,183
Total assets	$ 293,777,318	$ 224,583,866

Liabilites and Shareholders' Equity
Liabilities:
Deposits	274,591,135	197,028,909
Short-term borrowings	111,377	9,139,501
Other liabilities	744,690	812,114
Total liabilities	275,447,202	206,980,524

Shareholders' equity:
Common stock - voting, $0.001 par value, 20,000,000
shares authorized, 1,961,620 sharres issued and outstanding	1,962	-
Common stock - voting, $5.00 par value, 5,000,000
shares authorized, 1,961,620 sharres issued and outstanding	-	9,808,100
Class B Common stock - non-voting, $0.001 par value,
5,000,000 shares authorized, 115,750 shares issued and outstanding	116	-
Class B Common stock - non-voting, $5.00 par value,
1,000,000 shares authorized, 115,750 shares issued and outstanding	-	578,750
Additional paid-in capital	18,622,473	8,237,701
Accumulated deficit	(910,361)	(1,487,356)
Accumulated other comprehensive income, net	615,926	466,147
Total shareholders' equity	18,330,116	17,603,342
Total liabilities and shareholders' equity	$ 293,777,318	$ 224 ,583,866

The accompanying notes are an integral part of the financial statements.

GREAT LAKES BANCORP, INC.
Consolidated Statements of Operations (Unaudited)
	Three months		Six months
	ended June 30,		ended June 30,
	2003	2002	2003	2002
Interest income:
Loans	$ 2,477,208	$ 1,661,426	$ 4,732,152	$ 3,026,336
Securities available for sale	688,175	364,420	1,269,966	763,357
Interest-bearing deposits and federal funds sold	38,310	50,646	81,130	70,835
Total interest income	3,203,693	2,076,492	6,083,248	3,860,528
Interest expense:
Deposits	1,593,167	1,054,117	2,961,193	1,945,489
Short-term borrowings	6,482	4,116	12,754	10,488
Total interest expense	1,599,649	1,058,233	2,973,947	1,955,977
Net interest income	1,604,044	1,018,259	3,109,301	1,904,551
Provision for loan losses	80,381	99,000	152,947	227,000
Net interest income after provision for loan losses	1,523,663	919,259	2,956,354	1,677,551
Noninterest income:
Net gain on sale of securities available for sale	337,963	101,005	353,804	149,878
Realized gain on sale of loans	63,862	-	63,862	-
Other operating income	138,847	47,903	252,017	105,578
Total noninterest income	540,672	148,908	669,683	255,456
Noninterest expenses:
Salaries and employee benefits	604,557	479,314	1,204,467	893,696
Occupancy, equipment and furnishings	225,710	151,914	459,451	307,431
Data processing and operations	141,599	111,830	295,373	215,446
Printing, postage and supplies	91,756	52,869	149,987	101,950
Professional services	79,608	39,013	179,864	70,514
Advertising	59,076	63,481	127,898	126,785
Other operating expenses	137,321	52,113	262,878	107,273
Total noninterest expenses	1,339,627	950,534	2,679,918	1,823,095
Income before income taxes	724,708	117,633	946,119	109,912
Income tax provision	282,636	45,877	369,124	42,866
Net income	$ 442,072	$ 71,756	$ 576,995	$ 67,046
Net income per share - basic and diluted	$ 0.21	$ 0.03	$ 0.28	$ 0.03
Weighted average number of common shares outstanding - basic and diluted	2,077,370	2,077,370	2,077,370	1,981,641

The accompanying notes are an integral part of the financial statements.

GREAT LAKES BANCORP, INC.
Consolidated Statements of Shareholders' Equity (Unaudited)

					Accumulated
		Class B	Additional		other		Total
	Common	Common stock	paid-in	Accumulated	comprehensive	Subscriptions	shareholders'
	stock - voting	Non-voting	capital	Deficit	income	receivable	equity

Balance at December 31, 2001	$ 9,808,100	$ 578,750	$ 8,241,504	$ (2,354,255)	$ 142,533	$ (4,722,094)	$ 11,694,538

Issuance of 517,625 shares of Common stock - voting	-	-	-	-	-	4,270,406	4,270,406

Issuance of 54,750 shares of Class B Common stock - non-voting	-	-	-	-	-	451,688	451,688

Payment of underwriting costs	-	-	(3,803)	-	-	-	(3,803)

Comprehensive income:
Net income	-	-	-	67,046	-	-	67,046
Other comprehensive income, net of tax: Unrealized gains
on securities, net of reclassification adjustment	-	-	-	-	207,515	-	207,515
Total comprehensive income							274,561

Balance at June 30, 2002	$ 9,808,100	$ 578,750	$ 8,237,701	$ (2,287,209)	$ 350,048	$ -	$ 16,687,390

					Accumulated
		Class B	Additional		other		Total
	Common	Common stock	paid-in	Accumulated	comprehensive	Subscriptions	shareholders'
	stock - voting	Non-voting	capital	deficit	income	receivable	equity

Balance at December 31, 2002	$ 9,808,100	$ 578,750	$ 8,237,701	$ (1,487,356)	$ 466,147	$ -	$ 17,603,342

Reorganization - Great Lakes Bancorp, Inc.
exchanges all outstanding GBSB shares,
one-for-one; par value reduced from $5.00per share to $0.001 per share
	(9,806,138)	(578,634)	10,384,772	-	-	-	-

Comprehensive income:
Net income	-	-	-	576,995	-	-	576,995
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment	-	-	-	-	149,779	-	149,779
Total comprehensive income							726,774
Balance at June 30, 2003	$ 1,962	$ 116	$ 18,622,473	$ (910,361)	$ 615,926	$ -	$ 18,330,116

The accompanying notes are an integral part of the financial statements.

GREAT LAKES BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended	Six months ended
	June 30, 2003	June 30, 2002

Cash flows from operating activities:
Net income	$ 576,995	$ 67,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	671,310	167,090
Deferred income tax expense	368,898	42,866
Realized gain on sale of securities	(353,804)	(166,204)
Realized loss on sale of securities	-	16,325
Realized gain on sale of loans	(63,862)	-
Provision for loan losses	152,947	128,000
Increase in other assets	(63,101)	(94,273)
(Decrease) increase in other liabilities	(67,424)	10,966
Net cash provided by operating activities	1,221,959	171,816
Cash flows from investing activities:
Purchase of marketable securities available for sale	(57,439,694)	(8,941,332)
Proceeds from sales of marketable securities available for sale	24,157,644	13,871,192
Proceeds from principal paydowns on marketable securities available for sale	9,471,860	296,320
Purchase of securities to be held to maturity	(2,000,000)	-
Purchase of Federal Home Loan Bank stock	(897,800)	(350,400)
Net increase in loans receivable	(39,782,109)	(39,121,760)
Purchase of premises and equipment	(1,159,911)	(482,354)
Net cash used by investing activities	(67,650,010)	(34,728,334)
Cash flows from financing activities:
Net increase in deposits	77,562,226	46,735,035
Net (decrease) increase in short-term borrowings	(9,028,124)	112,972
Proceeds of stock offering	-	4,722,094
Payment of stock offering costs	-	(3,803)
Net cash provided by financing activities	68,534,102	51,566,298
Net increase in cash and cash equivalents	2,106,051	17,009,780
Cash and cash equivalents at beginning of period	$ 17,104,529	$ 4,346,399
Cash and cash equivalents at end of period	$ 19,210,580	$ 21,356,179
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,923,017	$ 1,958,069

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1.) Basis of Presentation

The accompanying consolidated financial statements include the accounts of Great Lakes Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Greater Buffalo Savings Bank (the "Bank") after elimination of all material intercompany accounts and transactions. These consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 (unaudited) are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Certain amounts in the financial statements for the six-month period ended June 30, 2002 have been reclassified to conform to the consolidated financial statement presentation for the six-month period ended June 30, 2003. For further information, refer to the Bank's Annual Report on Form 10-KSB for the year ended December 31, 2002 (filed with the Federal Deposit Insurance Corporation), which includes audited financial statements and footnotes as of and for the years ended December 31, 2002 and 2001.

Earnings Per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company is required to report basic and diluted earnings per share. Net income per common share is based upon the weighted average number of common shares outstanding during the periods presented. As of June 30, 2003 and June 30, 2002, all outstanding stock options have not been considered common stock equivalents because their assumed exercise would be anti-dilutive due to the stock option price being equal to or greater than the fair value of the Company stock.

(2.) Securities

Investments in securities are classified as trading, available for sale or held to maturity. The amortized cost and approximate fair value of securities at June 30, 2003 (unaudited) and December 31, 2002 are summarized as follows:
	Amortized	Unrealized	Unrealized	Fair
June 30, 2003	Cost	Gains	Losses	Value

Securities available for sale:

US government and federal
Agencies:
Due from one to five years	$ 499,402	$ 28,176	$ -	$ 527,578
Due from five to ten years	2,000,000	35,880	-	2,035,880
Due after ten years	6,996,942	102,693	-	7,099,635
Mortgage-backed fixed rate pass-
through securities	60,265,127	601,478	(109,449)	60,757,156
Other debt securities:
Due from one to five years	6,761,351	260,413	-	7,021,764
Due from five to ten years	3,316,795	90,524	-	3,407,319
Total securities available for sale	$ 79,839,617	$ 1,119,164	$ (109,449)	$ 80,849,332

	Amortized	Unrealized	Unrealized	Fair
June 30, 2003	Cost	Gains	Losses	Value

Securities to be held to maturity:

Other debt securities:
Due after ten years	$ 2,000,000	-	-	2,000,000
Total securities to be held to maturity	$ 2,000,000	$ -	$ -	$ 2,000,000

	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Losses	Value

Securities available for sale:

U.S. government and federal
agencies:
Due from one year to five years	$ 8,556,347	$ 227,934	$ (53)	$ 8,784,228
Due from five to ten years	5,000,000	2,001	-	5,002,001
Mortgage-backed fixed rate pass-
through securities	39,335,869	519,665	(3,057)	39,852,477
Other debt securities:
Due from one to five years	3,069,159	65,473	(47,787)	3,086,845
Total securities available for sale	$ 55,961,375	$ 815,073	$ (50,897)	$ 56,725,551

At June 30, 2003, securities with a book value of $32,644,350 and a fair value of $33,158,637 were pledged primarily to secure the Bank's Treasury Tax and Loan account with the Federal Reserve Bank, United States District Court accounts, the NYS Linked Deposit Program and subsidized and unsubsidized deposits received from the State of New York.

(3.) Loans

Loans receivable consist of the following:
	June 30, 2003	December 31, 2002
	(Unaudited)

Residential mortgages	$ 139,907,092	$ 109,781,247
Commercial loans	24,259,733	19,571,214
Consumer loans	16,343,068	12,431,122
	180,509,893	141,783,583
Net deferred loan origination costs	2,774,770	1,851,100
Allowance for loan losses	(1,527,000)	(1,377,000)
Loans, net	$ 181,757,663	$ 142,257,683

Outstanding commitments, consisting of both unused lines-of-credit and commitments to originate new loans totaled $28,303,138 and $17,279,403 at June 30, 2003 and December 31, 2002 respectively.

(4.) Deposits

Deposits at June 30, 2003 (unaudited) and December 31, 2002 are summarized as follows:
	Weighted
	Average
	Rate	Amount	Percent
Demand and NOW accounts, including non-interest
bearing deposits of $9,419,416.67%		$ 25,794,367	9.39%
Money market	1.59	9,391,849	3.42
Passbook savings	2.82	179,118,287	65.23
		214,304,503	78.04
Certificates of deposit	2.47	60,286,632	21.96

Total deposits at June 30, 2003		$ 274,591,135	100.00%

	Weighted
	Average
	Rate	Amount	Percent
Demand and NOW accounts, including non-interest
bearing deposits of $7,121,404	0.71%	$ 21,955,121	11.14%
Money market	1.59	12,465,915	6.33
Passbook savings	2.95	110,195,455	55.93
		144,616,491	73.40
Certificates of deposit	2.93	52,412,418	26.60

Total deposits at December 31, 2002		$ 197,028,909	100.00%

Scheduled maturities of certificates of deposit are as follows:
June 30,
2003 (Unaudited)

Due within three months	$ 4,764,376
Due between three months and twelve months	36,683,515
Due between one year and three years	15,374,768
Due between three and five years	3,426,911
Due between five and ten years	37,062
$ 60,286,632

Certificates of deposit issued in amounts of $100,000 or more amounted to $31,799,114 and $20,561,681 at June 30, 2003 (unaudited) and December 31, 2002 respectively.

(5.) Comprehensive Income

The Company follows Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income" (Statement 130) for reporting comprehensive income. Comprehensive income as defined by Statement 130, is the change in equity of a business enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. In addition to the Company's net income, change in equity components under comprehensive income reporting include the net change in unrealized gain or loss on securities available for sale.

Net unrealized holding gains for the six months ended June 30, 2003 (unaudited) are summarized as follows:
	Pre-tax	Tax (Expense)	Net
	Amounts	Benefits	Amount
Unrealized holding gains arising during period	$ 599,343	$ (233,743)	$ 365,600
Less: reclassification adjustment for net gains
included in net income	(353,804)	137,983	(215,821)
Net unrealized holding gains arising during period	$ 245,539	$ (95,760)	$ 149,779

Net unrealized holding gains for the six months ended June 30, 2002 (unaudited) are summarized as follows:
	Pre-tax	Tax (Expense)	Net
	Amounts	Benefits	Amount
Unrealized holding gains arising during period	$ 490,066	$ (191,125)	$ 298,941
Less: reclassification adjustment for net gains
included in net income	(149,878)	58,452	(91,426)
Net unrealized holding gains arising during period	$ 340,188	$ (132,673)	$ 207,515

(6.) Stock Options

For stock options issued to employees, officers and directors, the Company has adopted the disclosure-only provisions of SFAS 123 and, accordingly, does not recognize compensation cost for stock option grants under fixed awards. SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure", requires the Company to disclose in its interim consolidated financial statements the impact if the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123. The impact on net income and income per share would have been as follows:

	Six months ended	Six months ended
	June 30, 2003	June 30, 2002

Net income, as reported	$ 576,995	$ 67,046
Total stock based employee compensation expense
determined under the fair value method for all
awards, net of tax	(46,189)	(43,135)

Net income (loss), pro forma	530,806	23,911

Net income per share, as reported - basic and diluted	$ 0.28	$ 0.03

Net income per share, pro forma - basic and diluted	$ 0.26	$ 0.01

No compensation expense was recorded in the six-month period ended June 30, 2003 or 2002 for stock options granted to employees, officers or directors.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements

When used or incorporated by reference, the words "anticipate", "estimate", "expect", "project", "target", "goal", and other similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, as they reflect management's analysis only as of the date of this report. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Discussion of Financial Condition Changes from December 31, 2002 to June 30, 2003

Total assets increased $69.2 million during the first six months of 2003 to $293.8 million, primarily due to increases of $39.5 million in loans receivable and $26.1 million in securities available for sale and held to maturity. Growth in total assets was primarily funded by $77.6 million in new deposit accounts less a reduction of short-term borrowings of $9.0 million.

Cash and Cash Equivalents

Non-interest-bearing cash and due from banks increased from $3.5 million at December 31, 2002 to $5.9 million at June 30, 2003. Interest-bearing deposits in other financial institutions decreased from $13.6 million at December 31, 2002 to $13.3 million at June 30, 2003. The average yields earned on these deposits over the six-month periods ended June 30, 2003 and 2002 were 1.19% and 1.90% respectively. Daily cash levels may show significant fluctuations due to a variety of operating factors. Most significantly, the timing of deposit inflows, normal inflows and outflows in transaction accounts, short-term borrowings, loan closings and securities purchases may cause short-term swings in cash balances, however management attempts to invest all excess cash in longer lived assets as quickly as possible.

Securities

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns. Sales and purchases of available for sale securities totaled $24.2 million and $57.4 million respectively during the first six months of 2003. The portfolio increased $24.1 million from $56.7 million to $80.8 million and the average yield earned decreased 25 basis points from 4.34% to 4.09% during this period. The average estimated life of securities available for sale, adjusted for historical prepayment patterns on mortgage-backed securities, was 4.5 years at June 30, 2003. The portfolio had net unrealized gains of $1.0 million at June 30, 2003, compared to net unrealized gains of $764.2 thousand at December 31, 2002.

Securities classified as held to maturity are carried at amortized cost when the Company has the positive intent and ability to hold such securities to maturity. Purchases of held to maturity securities totaled $2.0 million during May and June 2003. At June 30, 2003, the portfolio had an amortized cost of $2.0 million, fair market value of $2.0 million, average yield of 3.05% and an average life of 30.0 years.

Loans

The loan portfolio inherently includes interest rate and credit risk. The Bank attempts to control such risks through analysis of credit applications and portfolio diversification. During the first six months of 2003, total net loans receivable increased $39.5 million from $142.3 million to $181.8 million. The portfolio consists of 77.5% residential mortgages, 13.4% commercial loans and 9.1% consumer loans, with an average weighted rate of 5.92% at June 30, 2003, compared to 6.31% at December 31, 2002. Several mortgage brokers in the Western New York area have been contracted with to provide the public with increased access to the Bank's residential mortgage products. Total unfunded loan commitments and unused lines-of-credit at June 30, 2003 and December 31, 2002 were $28.3 million and $17.3 million respectively.

Allowance for Loan Losses

The allowance for loan losses represents the amount available for loan losses inherent in the Bank's loan portfolio. Monthly increases to the allowance are based on loan growth and vary according to loan type. Recoveries on loans previously charged off are credited directly to the allowance for loan losses. Reserve methodology is reviewed periodically by management and modified as appropriate. At June 30, 2003, the allowance was $1.5 million or approximately .85% of the Bank's loan portfolio compared to .97% at December 31, 2002. The decrease in the allowance of 12 basis points is primarily the result of a large percentage of residential mortgage loans added to the portfolio and the payoff of a commercial loan classified as substandard. Loans charged-off during the first six months of 2003 totaled $3.4 thousand.

Deposits

Deposits, which include non-interest bearing demand deposits and interest-bearing savings and time deposits, are the Bank's primary source of funding. Greater Buffalo Savings Bank offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. Deposits at June 30, 2003 totaled $274.6 million, a 39.4% increase over the December 31, 2002 balance of $197.0 million. Total cost of funds decreased from 2.61% to 2.50% over the same period. Certificates of deposit were 22.0% and 26.6% of total deposits at June 30, 2003 and December 31, 2002 respectively, with corresponding costs to the Bank of 2.47% and 2.93%.

Short-term Borrowings

Short-term borrowings at June 30, 2003 were $111.4 thousand and consisted entirely of Treasury Tax and Loan deposits. At December 31, 2002, short-term borrowings consisted of two 30-day loans due the Federal Home Loan Bank totaling $9.0 million and $134.1 thousand of Treasury Tax and Loan deposits through the Bank's Federal Reserve Bank account. Short-term borrowings from the Federal Home Loan Bank may occasionally be used to offset fluctuations in deposit inflows and outflows and to manage liquidity needs at competitive rates. Federal Home Loan Bank rates are presently well below the Bank's cost of funds and are collateralized by certain qualifying securities. Treasury Tax and Loan deposits can fluctuate daily and are generally short-term in nature.

Other Liabilities

Other liabilities decreased $67.4 thousand from $812.1 thousand at December 31, 2002 to $744.7 thousand at June 30, 2003 and consisted primarily of accounts payable and accrued employee wages and benefits.

Shareholders' Equity

Total shareholders' equity increased from $17.6 million to $18.3 million during the first six months of 2003. Net income for the six-month period ended June 30, 2003 was $577.0 thousand and the increase in the net market value of securities available for sale was $149.8 thousand.

Results of Operations

For the three and six months ended June 30, 2003 and June 30, 2002:

Net Income / General

Net income for the six months ended June 30, 2003 was $577.0 thousand, compared to $67.0 thousand for the six months ended June 30, 2002. Total interest and noninterest income increased 65.9% from $4.1 million during the six months ended June 30, 2002 to $6.8 million during the six months ended June 30, 2003. Interest expense, noninterest expense and the provision for loan losses increased 45.0% from $4.0 million to $5.8 million during the same periods.

Net income for the three months ended June 30, 2003 was $442.1 thousand, compared to $71.8 thousand for the three months ended June 30, 2002. Total interest and noninterest income increased 68.2% from $2.2 million during the three months ended June 30, 2002 to $3.7 million during the three months ended June 30, 2003. Interest expense, noninterest expense and the provision for loan losses increased 42.9% from $2.1 million to $3.0 million during the same periods as the Bank continues to benefit from the operating efficiencies related to its growth.

Net Interest Income

Net interest income is the difference between interest and fees earned on assets and the interest paid on deposits and borrowings. Net interest income is one of the major determining factors in the Bank's performance as it is the principal source of revenue and earnings. For the six-month period ended June 30, 2003, net interest income increased $1.2 million, or 63.2% to $3.1 million compared to $1.9 million for the six months ended June 30, 2002, primarily as a result of increases in the volume of interest-earning assets. For the three-month period ended June 30, 2003, net interest income increased $585.8 thousand, or 57.5% to $1.6 million compared to $1.0 million for the three months ended June 30, 2002.

For the six months ended June 30, 2003, total interest income increased by $2.2 million or 56.4% to $6.1 million compared to $3.9 million for the six months ended June 30, 2002. Similarly, for the three months ended June 30, 2003, total interest income increased by $1.1 million or 52.4% to $3.2 million compared to $2.1 million for the three months ended June 30, 2002. These increases resulted primarily from a $114.5 million, or 89.2% increase in average interest-earning assets to $242.8 million for the six months ended June 30, 2003, from $128.3 million for the six months ended June 30, 2002. The yield on average interest-earning assets decreased to 5.09% for the six months ended June 30, 2003 from 6.13% for the same period last year.

The significant increases in average interest-earning assets were primarily due to rapid loan growth, which were funded by the deposit growth referred to above. The decreases in the yields on interest-earning assets from period to period resulted from the significant decreases in yields on each of the Bank's interest-earning assets, primarily securities available for sale, loans and interest-bearing deposits in other financial institutions. The yields earned on interest-earning assets declined throughout these periods as the Federal Reserve Bank continued to maintain the historically low interest rate environment that now exists.

Interest income on loans receivable increased by $1.7 million to $4.7 million for the six months ended June 30, 2003 compared to $3.0 million during the same period last year. This increase resulted primarily from a $72.3 million increase in average loans outstanding to $163.0 million for the six months ended June 30, 2003 from $90.7 million for the same period last year. The yield on average loans decreased to 6.12% during the six months ended June 30, 2003 from 6.77% for the comparable period last year.

Interest income on loans receivable increased by $815.8 thousand to $2.5 million for the three months ended June 30, 2003 compared to $1.7 million during the same period last year. This increase resulted primarily from a $72.6 million increase in average loans outstanding to $173.3 million for the three months ended June 30, 2003 from $100.7 million for the same period last year. The yield on average loans decreased to 6.03% during the three months ended June 30, 2003 from 6.71% for the comparable period last year.

Interest income on securities available for sale increased $506.6 thousand, or 66.4% to $1.3 million for the six months ended June 30, 2003 from $763.4 thousand for the six months ended June 30, 2002. This increase resulted primarily from a $37.8 million increase in average securities available for sale to $68.0 million during the six months ended June 30, 2003 from $30.2 million for the same period last year. The yield on average investments decreased to 4.14% during the six months ended June 30, 2003 compared to 5.25% during the six months ended June 30, 2002.

Interest income on securities available for sale increased $323.8 thousand, or 88.9% to $688.2 thousand for the three months ended June 30, 2003 from $364.4 thousand for the three months ended June 30, 2002. This increase resulted primarily from a $48.6 million increase in average securities available for sale to $77.8 million during the three months ended June 30, 2003 from $29.2 million for the same period last year. The yield on average investments decreased to 4.02% during the three months ended June 30, 2003 compared to 5.26% during the three months ended June 30, 2002.

Interest income on interest-bearing deposits increased $10.3 thousand, or 14.5% to $81.1 thousand for the six months ended June 30, 2003 from $70.8 thousand for the six months ended June 30, 2002. Interest income on interest-bearing deposits decreased $12.3 thousand, or 24.3% to $38.3 thousand for the three months ended June 30, 2003 from $50.6 thousand for the three months ended June 30, 2002. The increase resulted primarily from a $3.3 million increase in average interest-bearing deposits to $10.7 million during the six months ended June 30, 2003 from $7.4 million for the same period last year, while the three-month decrease resulted primarily from a reduction in yield. The yield on average interest-bearing deposits decreased 71 basis points from 1.90% to 1.19% when comparing the six months ended June 30, 2002 to the six months ended June 30, 2003.

Interest expense increased $1.0 million, or 50.0% to $3.0 million for the six months ended June 30, 2003 compared to $2.0 million for the six months ended June 30, 2002. The average balance of customer deposits, the most significant portion of interest-bearing liabilities, increased by $114.4 million, or 96.1% to $233.5 million for the six months ended June 30, 2003 from $119.1 million for the comparable period last year. However, the average cost of funds (customer deposits) decreased to 2.56% for the six months ended June 30, 2003 from 3.30% for the six months ended June 30, 2002.

Interest expense increased $541.4 thousand, or 51.2% to $1.6 million for the three months ended June 30, 2003 compared to $1.1 million for the three months ended June 30, 2002. The average balance of customer deposits, the most significant portion of interest-bearing liabilities, increased by $123.2 million, or 94.2% to $254.0 million for the three months ended June 30, 2003 from $130.8 million for the comparable period last year. However, the average cost of funds (customer deposits) decreased to 2.52% for the three months ended June 30, 2003 from 3.24% for the three months ended June 30, 2002.

Noninterest Income

Noninterest income increased $414.2 thousand to $669.7 thousand for the six-month period ended June 30, 2003 compared to $255.5 thousand for the same period last year. Other operating income, which consists of service charges and other miscellaneous fees assessed on deposit and loan accounts increased $146.4 thousand to $252.0 thousand or 138.7%. The realized gain on the sale of securities increased $203.9 thousand or 136.0% from $149.9 thousand to $353.8 thousand over the same six-month period.

Noninterest income increased $391.8 thousand to $540.7 thousand for the three-month period ended June 30, 2003 compared to $148.9 thousand for the same period last year. Other operating income increased $90.9 thousand to $138.8 thousand or 189.8%. The realized gain on the sale of securities increased $237.0 thousand or 234.7% from $101.0 thousand to $338.0 thousand over the same three-month period.

A $5.5 million sale of 30-year fixed-rate residential mortgages to FNMA was completed during the second quarter of 2003. 44 loans with a weighted average coupon of 6.71% were sold resulting in a gain of $63.9 thousand.

Provision for Loan Losses

The provision for loan losses was $152.9 thousand, a decrease of 48.5% for the six months ended June 30, 2003 compared to $227.0 thousand during the six months ended June 30, 2002. For the three months ended June 30, 2003, the provision decreased $18.6 thousand or 18.8% compared to $99.0 thousand during the three months ended June 30, 2002. The provision for loan losses is determined by the type and dollar amount of the loans recorded during the period.

Provisions for losses in the portfolio are charged to earnings in an amount sufficient, in management's judgment, to cover probable losses based upon the overall inherent risk in the Bank's loan portfolio, current economic conditions and historical trends. The decreases between periods noted above, are due in part to a large percentage of residential mortgage loans being added to the portfolio and the payoff of a commercial loan classified as substandard. Loans totaling $1.3 million are classified as substandard at June 30, 2003 compared to $1.5 million at December 31, 2002.

Noninterest Expense

Noninterest expense increased $856.8 thousand, or 47.0% to $2.7 million for the six months ended June 30, 2003 compared to $1.8 million for the six months ended June 30, 2002. Similarly, noninterest expense increased $389.1 thousand, or 40.1% to $1.3 million for the three months ended June 30, 2003 compared to $950.5 thousand for the three months ended June 30, 2002.

Wages and employee benefits increased $310.8 thousand or 34.8% as the number of full-time equivalent employees increased from 55 to 77 at June 30, 2002 and 2003 respectively. Occupancy expense increased 49.5% from $307.4 thousand to $459.5 thousand between the six-months ended June 30, 2002 and 2003. This increase was primarily the result of costs associated with the renovation and occupancy of the Bank's new administrative headquarters and fifth branch office located in Buffalo, New York during November 2002 and completing the construction of the sixth branch office located in Amherst, New York during June 2003. Data processing expense increased $79.9 thousand or 37.1% between the six months ended June 30, 2002 and June 30, 2003. The Bank had 15,298 customer accounts opened at June 30, 2002 and 21,655 at June 30, 2003. Data processing costs are directly linked to the number of customer accounts and transactions processed through those accounts.

Liquidity and Capital Resources

The Bank's primary sources of funds are customer deposits, short-term borrowings and proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are influenced by the general level of interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals and take advantage of investment opportunities. During the first six months of 2003, the Bank's deposits increased 39.4% from $197.0 million to $274.6 million, outpacing all existing liquidity needs.

The Bank is required to maintain specific amounts of capital pursuant to FDIC regulations. As of June 30, 2003, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with a total risk-based capital to risk-weighted assets ratio of 11.85% and a Tier 1 risk-based capital to risk-weighted assets ratio of 10.88%. These ratios greatly exceed the minimum capital ratios as required by federal and state regulations.

ITEM 3

CONTROLS AND PROCEDURES

As of the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner. Management will continue to review this matter with particular emphasis on the documentation of the Company's disclosure controls and procedures. There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Great Lakes Bancorp, Inc. is not a party to any pending legal proceeding.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Greater Buffalo Saving Bank was held on April 29, 2003. Five Class A Directors were elected to hold office for a term of three years. Additionally, the Agreement and Plan of Reorganization dated as of February 10, 2003 was approved, facilitating the formation of a holding company structure for the Bank. Immediately thereafter, Great Lakes Bancorp, Inc. acquired all of the outstanding shares of Greater Buffalo Savings Bank common stock and Class B common stock in a transaction whereby each shareholder of the Bank received shares of Great Lakes Bancorp, Inc. stock in a one-for-one exchange.

ITEM 5 OTHER INFORMATION

Not applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit No. 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

	Exhibit No 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

	Exhibit No. 32	Certifications of Chief Executive Officer and Chief Financial
Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Great Lakes Bancorp, Inc.

Date: August 11, 2003	By:	/s/ Andrew W. Dorn, Jr.
Andrew W. Dorn, Jr.
President and Chief Executive Officer

Date: August 11, 2003	By:	/s/ Kim S. Destro
Kim S. Destro
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit No. 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

Exhibit No. 32	Certifications of Chief Executive Officer and Chief Financial
Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002