Form 10QSB
period 2003-11-14
GREAT LAKES BANCORP INC
filed 2003-11-14
CIK 1217730

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

QUARTERLY OR TRANSITIONAL REPORT UNDER
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY OR TRANSITIONAL REPORT
(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________to _______________

	Commission File Number	000-50267

Great Lakes Bancorp, Inc.
(Exact name of small business issuer as specified in its charter)
New York (State or other jurisdiction of incorporation or organization)	13-4237490 (I.R.S. Employer Identification No.)

2421 Main Street, Buffalo, New York (Address of principal executive offices)	14214 (Zip Code)

716-961-1900
 (Issuer's telephone number, including area code)

Not applicable
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No _

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - voting, $.001 par value, 1,961,620 shares outstanding as of November 7, 2003 and Class B Common Stock - non-voting, $.001 par value, 115,750 shares outstanding as of November 7, 2003.

GREAT LAKES BANCORP, INC.

INDEX
PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Condition as of September 30, 2003
	and December 31, 2002	1

	Consolidated Statements of Operations for the three and nine
	months ended September 30, 2003 and 2002	2

	Consolidated Statements of Changes in Shareholders' Equity
	for the three and nine months ended September 30, 2003 and 2002	3

	Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2003 and 2002	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Changes in Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits and Reports on Form 8-K	20

	Signatures	21

GREAT LAKES BANCORP, INC.
Consolidated Statements of Condition

	September 30, 2003	December 31, 2002
Assets	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$4,412,474	$3,518,565
Interest-bearing deposits in other financial institutions	3,906,485	13,585,964
Total cash and cash equivalents	8,318,959	17,104,529
Securities:
Available for sale, at fair value	125,299,978	56,725,551
Held to maturity, at cost	2,000,000	-
Federal Home Loan Bank stock, at cost	1,580,800	683,000
Loans, net of allowance for loan losses	197,399,512	142,257,683
Premises and equipment, net	7,015,517	5,307,920
Other assets	2,513,038	2,505,183
Total assets	$344,127,804	$224,583,866

Liabilites and Shareholders' Equity
Liabilities:
Deposits	306,046,802	197,028,909
Short-term borrowings	14,094,563	9,139,501
Long-term debt	5,000,000	-
Other liabilities	847,086	812,114
Total liabilities	325,988,451	206,980,524

Shareholders' equity:
Common stock - voting, $0.001 par value, 20,000,000 shares authorized,
1,961,620 shares issued and outstanding at September 30, 2003	1,962	-
Common stock - voting, $5.00 par value, 5,000,000 shares authorized,
1,961,620 shares issued and outstanding at December 31, 2002	-	9,808,100
Class B Common stock -non-voting, $0.001 par value, 5,000,000 shares
Authorized, 115,750 shares issued and outstanding at September 30, 2003	116	-
Class B Common stock - non-voting, $5.00 par value, 1,000,000 shares
Authorized, 115,750 shares issued and outstanding at December 31, 2002	-	578,750
Additional paid-in capital	18,622,473	8,237,701
Accumulated deficit	(536,517)	(1,487,356)
Accumulated other comprehensive income, net	51,319	466,147
Total shareholders' equity	18,139,353	17,603,342
Total liabilities and shareholders' equity	$344,127,804	$224,583,866

The accompanying notes are an integral part of the consolidated financial statements.

GREAT LAKES BANCORP, INC.
Consolidated Statements of Operations (Unaudited)
	Three months		Nine months
	ended September 30,		ended September 30,
	2003	2002	2003	2002
Interest income:
Loans	$ 2,603,171	$ 1,841,663	$ 7,335,323	$ 4,867,999
Securities	937,541	560,062	2,207,507	1,323,419
Interest-bearing deposits and federal funds sold	40,660	74,540	121,790	145,375
Total interest income	3,581,372	2,476,265	9,664,620	6,336,793
Interest expense:
Deposits	1,554,845	1,326,559	4,516,038	3,272,048
Short-term borrowings	13,251	271	26,005	10,759
Long-term debt	4,484	-	4,484	-
Total interest expense	1,572,580	1,326,830	4,546,527	3,282,807
Net interest income	2,008,792	1,149,435	5,118,093	3,053,986
Provision for loan losses	97,000	70,619	249,947	297,619
Net interest income after provision for loan losses	1,911,792	1,078,816	4,868,146	2,756,367
Noninterest income:
Net gain on sale of securities	135,644	311,659	489,448	461,537
Realized gain on sale of loans	-	-	63,862	-
Other operating income	188,171	59,124	440,188	164,702
Total noninterest income	323,815	370,783	993,498	626,239
Noninterest expenses:
Salaries and employee benefits	800,169	577,501	2,004,636	1,471,197
Occupancy, equipment and furnishings	260,889	158,814	720,340	458,354
Data processing and operations	155,490	117,007	450,863	332,453
Printing, postage and supplies	94,707	45,740	244,694	150,040
Professional services	69,938	36,300	249,802	107,513
Advertising	79,649	60,000	207,547	180,000
Other operating expenses	214,047	68,748	449,925	187,648
Total noninterest expenses	1,647,889	1,064,110	4,327,807	2,887,205
Income before income taxes	587,718	385,489	1,533,837	495,401
Income tax provision	213,874	150,341	582,998	193,207
Net income	$ 373,844	$ 235,148	$ 950,839	302,194
Net income per share - basic and diluted	$ 0.18	$ 0.11	$ 0.46	$ 0.15
Weighted average number of common shares outstanding -
basic and diluted	2,077,370	2,077,370	2,077,370	2,010,360

The accompanying notes are an integral part of the consolidated financial statements.

GREAT LAKES BANCORP, INC.
Consolidated Statements of Shareholders' Equity (Unaudited)
Nine months ended September 30, 2002 and 2003

	Common stock - voting	Class B Common stock Non-voting	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income	Subscriptions receivable	Total shareholders' equity

Balances at December 31, 2001	$ 9,808,100	$ 578,750	$ 8,241,504	$ (2,354,255)	$ 142,533	$ (4,722,094)	$ 11,694,538

Issuance of 517,625 shares of
Common stock - voting	-	-	-	-	-	4,270,406	4,270,406

Issuance of 54,750 shares of Class B
Common stock - non-voting	-	-	-	-	-	451,688	451,688

Payment of underwriting costs	-	-	(3,803)	-	-	-	(3,803)

Comprehensive income:
Net income	-	-	-	302,194	-	-	302,194
Other comprehensive income, net of tax:
Unrealized gains on securities, net
of reclassification adjustment	-	-	-	-	567,271	-	567,271
Total comprehensive income	-	-	-	-	-	-	869,465
Balances at September 30, 2002	$ 9,808,100	$ 578,750	$ 8,237,701	$ (2,052,061)	$ 709,804	$ -	$ 17,282,294

Balances at December 31, 2002	$ 9,808,100	$ 578,750	$ 8,237,701	$ (1,487,356)	$ 466,147	$ -	$ 17,603,342

Reorganization - Great Lakes Bancorp, Inc.
exchanges all outstanding GBSB shares,
one-for-one; par value reduced from
$5.00 per share to $0.001 per share	(9,806,138)	(578,634)	10,384,772	-	-	-	-

Comprehensive income:
Net income	-	-	-	950,839	-	-	950,839
Other comprehensive income, net of tax:
Unrealized losses on securities, net
of reclassification adjustment	-	-	-	-	(414,828)	-	(414,828)
Total comprehensive income	-	-	-	-	-	-	536,011

Balances at September 30, 2003	$ 1,962	$ 116	$ 18,622,473	$ (536,517)	$ 51,319	$ -	$ 18,139,353

The accompanying notes are an integral part of the consolidated financial statements.

GREAT LAKES BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30, 2003	Nine months ended September 30, 2002
Cash flows from operating activities:
Net income	$ 950,839	$ 302,194
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, amortization and accretion	1,212,658	261,757
Deferred income tax expense	584,476	193,207
Realized gain on sale of securities	(489,448)	(477,863)
Realized loss on sale of securities	-	16,325
Realized gain on sale of loans	(63,862)	-
Provision for loan losses	249,947	297,619
Increase in other assets	(325,756)	(220,883)
Increase (decrease) in other liabilities	34,972	(2,778)
Net cash provided by operating activities	2,153,826	369,578
Cash flows from investing activities:
Purchases of securities available for sale	(115,042,026)	(45,115,261)
Purchases of securities to be held to maturity	(2,000,000)	-
Proceeds from sales of securities available for sale	10,375,144	18,888,775
Proceeds from maturities and calls of securities available for sale	17,000,000	3,500,000
Proceeds from principal paydowns on securities available for sale	18,345,477	599,093
Purchase of Federal Home Loan Bank stock	(897,800)	(350,400)
Net increase in loans receivable	(55,679,534)	(49,823,682)
Purchase of premises and equipment	(2,013,612)	(1,336,293)
Net cash used by investing activities	(129,912,351)	(73,637,768)
Cash flows from financing activities:
Net increase in deposits	109,017,893	75,971,850
Net increase in short-term borrowings	4,955,062	243,230
Proceeds from long-term borrowings	5,000,000	-
Payment from stock offering, net	-	4,718,291
Net cash provided by financing activities	118,972,955	80,933,371
Net (decrease) increase in cash and cash equivalents	(8,785,570)	7,665,181
Cash and cash equivalents at beginning of period	$ 17,104,529	$ 4,346,399
Cash and cash equivalents at end of period	$ 8,318,959	$ 12,011,580
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 4,443,652	$ 3,284,286
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1.)        Summary of Significant Accounting Policies

Basis of Presentation

The accompanying September 30, 2003 consolidated financial statements include the accounts of Great Lakes Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Greater Buffalo Savings Bank (the "Bank") after elimination of all material intercompany accounts and transactions. These consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 (unaudited) are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Certain amounts in the financial statements for the nine-month period ended September 30, 2002 have been reclassified to conform to the consolidated financial statement presentation for the nine-month period ended September 30, 2003.

Great Lakes Bancorp, Inc. is a single-bank holding company, formed by a majority vote of the shareholders of Greater Buffalo Savings Bank in April 2003. Each shareholder of the Bank received one share of Great Lakes Bancorp, Inc. stock in a one-for-one exchange. Great Lakes Bancorp, Inc. emerged from the transaction as sole owner of the Bank. One advantage of the holding company structure is to provide greater flexibility in future capital raising efforts.

The financial statement information for the year ended December 31, 2002 includes the accounts of Greater Buffalo Savings Bank. For further information, refer to the Bank's Annual Report on Form 10-KSB for the year ended December 31, 2002 (filed with the Federal Deposit Insurance Corporation), which includes audited financial statements and footnotes as of and for the years ended December 31, 2002 and 2001.

Accounting Standards Pronouncements

SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, was issued August 2001. This Statement supercedes SFAS No. 121, Accounting Principle Board Opinion (APB) No. 30, and amends Accounting Research Bulletin (ARB) No. 51. The Statement establishes a single accounting model for long-lived assets to be disposed of by sale and resolve significant implementation issues related to SFAS No. 121. However, this Statement retains fundamental provisions of SFAS No. 121, APB 30, and ARB No. 51. The Statement was effective for the Company beginning on January 1, 2002 and did not have a material impact on the Company's financial statements.

FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued by the FASB in November 2002. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No.5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordination interests in Special Purpose Entity (SPE), and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45, but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and guarantee, which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The requirements of FIN 45 did not have a material impact on the results of operations, financial position or liquidity.

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, was issued in December 2002, which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB No. 25 to SFAS No. 123's fair value method of accounting, if a company so elects. The Company currently has no outstanding stock-based employee compensation.

Earnings Per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company is required to report basic and diluted earnings per share. Net income per common share is based upon the weighted average number of common shares outstanding during the periods presented. As of September 30, 2003 and September 30, 2002, all outstanding stock options have not been considered common stock equivalents because their assumed exercise would be anti-dilutive due to the stock option price being equal to or greater than the fair value of the Company stock.

Revenue Recognition

Our primary source of revenue is interest income from loans and securities and is recognized in the period in which it is earned. Revenue is recognized on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

(2.)        Securities

Investments in securities are classified as trading, available for sale or held to maturity. The amortized cost and approximate fair value of securities at September 30, 2003 (unaudited) and December 31, 2002 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
September 30, 2003	Cost	Gains	Losses	Value

Securities available for sale:

US government and federal
Agencies:
Due within one year	$ 499,536	$ 21,714	$ -	$ 521,250
Due from one to five years	2,000,000	10,842	-	2,010,842
Due from five to ten years	5,929,125	55,329	-	5,984,454
Due after ten years	21,935,412	77,493	(389,222)	21,623,683
Mortgage-backed fixed rate pass-
through securities	87,888,275	577,236	(441,265)	88,024,246
Other debt securities:
Due within one year	1,002,894	30,415	-	1,033,309
Due from one to five years	4,786,278	136,740	-	4,923,018
Due from five to ten years	1,175,684	3,492	-	1,179,176
Total securities available for sale	$125,217,204	$ 913,261	$ (830,487)	$ 125,299,978

	Amortized	Unrealized	Unrealized	Fair
September 30, 2003	Cost	Gains	Losses	Value

Securities to be held to maturity:

Other debt securities:
Due after ten years	$ 2,000,000	$ -	$ (12,500)	$ 1,987,500
Total securities to be held to maturity	$ 2,000,000	$ -	$ (12,500)	$ 1,987,500
	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Losses	Value

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

At September 30, 2003, securities with a book value of $43,967,019 and a fair value of $44,033,179 were pledged to secure the Bank's short-term borrowings with the Federal Home Loan Bank, Treasury Tax and Loan account with the Federal Reserve Bank, United States District Court accounts, the NYS Linked Deposit Program and subsidized and unsubsidized deposits received from the State of New York.

There were no securities to be held to maturity at December 31, 2002.

(3.)        Loans

Loans receivable consist of the following:

	September 30, 2003	December 31, 2002
	(Unaudited)
Residential mortgages	$ 151,617,762	$ 109,781,247
Commercial loans	26,353,502	19,571,214
Consumer loans	18,063,427	12,431,122
	196,034,691	141,783,583
Net deferred loan origination costs	2,988,821	1,851,100
Allowance for loan losses	(1,624,000)	(1,377,000)
Loans, net	$ 197,399,512	$ 142,257,683

Outstanding commitments, consisting of both unused lines-of-credit and commitments to originate new loans totaled $38,859,748 and $17,279,403 at September 30, 2003 and December 31, 2002 respectively. There are no loans held for sale at the end of either period.

(4.)        Allowance for Loan Losses

Activity in the allowance for loan losses is summarized as follows:
	September 30, 2003	December 31, 2002
	(Unaudited)

Balance at beginning of the period	$ 1,377,000	$ 925,000
Provision charged to income	249,947	470,872
Charge-off's	(3,195)	(19,585)
Recoveries	248	713
Balance at end of the period	$ 1,624,000	$ 1,377,000

(5.) Deposits

Deposits at September 30, 2003 (unaudited) and December 31, 2002 are summarized as follows:

	Weighted
	Average
	Rate	Amount	Percent
Demand and NOW accounts, including non-interest
bearing deposits of $10,482,008	0.53%	$ 26,479,288	8.65%
Money market	1.35	8,305,857	2.71
Passbook savings	2.00	211,576,409	69.13
		246,361,554	80.49
Certificates of deposit	2.41	59,685,248	19.51

Total deposits at September 30, 2003		$ 306,046,802	100.00%

	Weighted
	Average
	Rate	Amount	Percent
Demand and NOW accounts, including non-interest
bearing deposits of $7,121,404	0.71%	$ 21,955,121	11.14%
Money market	1.59	12,465,915	6.33
Passbook savings	2.95	110,195,455	55.93
		144,616,491	73.40
Certificates of deposit	2.93	52,412,418	26.60

Total deposits at December 31, 2002		$ 197,028,909	100.00%

Scheduled maturities of certificates of deposit are as follows:

September 30,
2003 (Unaudited)

Due within three months	$ 26,213,266
Due between three months and twelve months	15,283,408
Due between one year and three years	15,265,098
Due between three and five years	2,886,113
Due between five and ten years	37,363
$ 59,685,248

Certificates of deposit issued in amounts of $100,000 or more amounted to $31,990,431 and $20,561,681 at September 30, 2003 (unaudited) and December 31, 2002 respectively.

(6.)        Short-term Borrowings

At September 30, 2003, short-term borrowings consisted of two 30-day loans due the Federal Home Loan Bank totaling $14,020,000 and $74,563 of Treasury Tax and Loan deposits through the Bank's Federal Reserve Bank account. At December 31, 2002, short-term borrowings consisted of two 30-day loans due the Federal Home Loan Bank totaling $9,005,370 and $134,131 of Treasury Tax and Loan deposits through the Bank's Federal Reserve Bank account.

(7.)        Long-term Debt

In September 2003, Great Lakes Bancorp, Inc. borrowed $5,000,000 from Fifth Third Bank pursuant to a term loan transaction. The net proceeds from this loan were contributed to the capital of the Bank. This loan is evidenced by a five-year note that provides for interest only payments during the first two years at libor plus 3% and quarterly payments of $416,667 of principal thereafter until maturity, when the remaining principal balance and all other unpaid obligations under the note are due and payable. The term loan is secured by a pledge of all outstanding capital stock of the Bank.

(8.)        Comprehensive Income

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

Net unrealized holding losses for the nine months ended September 30, 2003 (unaudited) are summarized as follows:
	Pre-tax	Tax (Expense)	Net
	Amounts	Benefits	Amount
Unrealized holding losses arising during period	$(1,170,850)	$ 458,053	$ (712,797)
Less: reclassification adjustment for net gains
included in net income	(489,448)	191,479	(297,969)
Net unrealized holding losses arising during period	$ (681,402)	266,574	$ (414,828)

Net unrealized holding gains for the nine months ended September 30, 2002 (unaudited) are summarized as follows:

	Pre-tax	Tax (Expense)	Net
	Amounts	Benefits	Amount
Unrealized holding gains arising during period	$ 1,391,488	$ (461,537)	$ 929,951
Less: reclassification adjustment for net gains
included in net income	(461,537)	98,857	(362,680)
Net unrealized holding gains arising during period	$ 929,951	$ (362,680)	$ 567,271

(9.)        Stock Options

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
	Nine months ended	Nine months ended
	September 30, 2003	September 30, 2002

Net income, as reported	$950,839	$302,194
Total stock based employee compensation expense
determined under the fair value method for all
awards, net of tax	(69,283)	(66,229)

Net income, pro forma	$881,556	$235,965

Net income per share, as reported - basic and diluted	$0.46	$0.15

Net income per share, pro forma - basic and diluted	$0.42	$0.11

No compensation expense was recorded in the nine-month period ended September 30, 2003 or 2002 for stock options granted to employees, officers or directors.

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

Critical Accounting Policies

Management is required to evaluate and disclose those accounting policies that are judged to be critical, which are those most important to the portrayal of our financial condition and results of operations, and that require management's most subjective and complex judgments.  Management considers the accounting policies relating to the provision for loan losses and related allowance for loan losses and the determination of the deferred tax asset to be critical accounting policies.  These policies and their impact on our results of operations are further discussed below.

Discussion of Financial Condition Changes from December 31, 2002 to September 30, 2003

Total assets increased $119.5 million during the first nine months of 2003 to $344.1 million, due to increases of $55.1 million in loans receivable and $70.6 million in securities available for sale and held to maturity. Growth in total assets was funded by $109.0 million in new deposit accounts, an increase in short-term borrowings of $5.0 million and a long-term borrowing of $5.0 million transacted in September 2003.

Total assets are projected to reach $500.0 million by the end of 2004. Three new branch locations will be added to the existing six to supplement current deposit gathering capacity.

Cash and Cash Equivalents

Non-interest-bearing cash and due from banks increased from $3.5 million at December 31, 2002 to $4.4 million at September 30, 2003. Interest-bearing deposits in other financial institutions decreased from $13.6 million at December 31, 2002 to $3.9 million at September 30, 2003. The average yields earned on these deposits over the nine-month periods ended September 30, 2003 and 2002 were 1.12% and 1.87% respectively. Daily cash levels may show significant fluctuations due to a variety of operating factors. Most significantly, the timing of deposit inflows, normal inflows and outflows in transaction accounts, short-term borrowings, loan closings and securities purchases may cause short-term swings in cash balances, however management attempts to invest all excess cash in longer lived assets as quickly as possible.

Securities

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns. Purchases and sales of available for sale securities totaled $115.0 million and $10.4 million respectively during the first nine months of 2003. The portfolio increased $68.6 million from $56.7 million to $125.3 million and the average yield earned decreased 28 basis points from 4.34% to 4.06% during this period. The average estimated life of securities available for sale, adjusted for historical prepayment patterns on mortgage-backed securities, was 4.0 years at September 30, 2003. The available for sale portfolio had net unrealized gains of $82.8 thousand at September 30, 2003, compared to net unrealized gains of $764.2 thousand at December 31, 2002.

Securities classified as held to maturity are carried at amortized cost when the Company has the positive intent and ability to hold such securities to maturity. At September 30, 2003, the portfolio had an amortized cost of $2.0 million, fair market value of $2.0 million, average yield of 3.0% and an average life of 29.7 years.

Loans

The loan portfolio inherently includes interest rate and credit risk. The Bank attempts to control such risks through analysis of credit applications and portfolio diversification. During the first nine months of 2003, total net loans receivable increased $55.1 million from $142.3 million to $197.4 million. The portfolio consists of 77.3% residential mortgages, 13.5% commercial loans and 9.2% consumer loans, with an average weighted rate of 5.74% at September 30, 2003, compared to 6.31% at December 31, 2002.

Approximately 98% of our loan portfolio consists of loans secured either by properties located in or to borrowers resident in the eight counties of Western New York. Less than 1% are SBA/USDA guaranteed loans purchased in the secondary market to borrowers or business interests based outside of New York State, with the balance of the loans secured by properties in the Rochester, New York area. Accordingly, our results of operations may be affected by local market and economic conditions. Mitigating this risk however, has been the shift from a predominantly industrial and manufacturing economy to a more service-based market. We are strategically located to large concentrations of population in both Canada and the Northeastern and Midwestern United States, abundant natural resources in terms of water supply from the Great Lakes, and a diverse, skilled and educated workforce.

Total unfunded loan commitments and unused lines-of-credit at September 30, 2003 and December 31, 2002 were $38.9 million and $17.3 million respectively.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses. Recoveries on loans previously charged off are credited directly to the allowance for loan losses. The allowance is an amount that management believes is adequate to absorb estimated losses on existing loans. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers ability to repay, estimated value of any underlying collateral, and current economic conditions. In addition, various regulatory agencies, as part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

At September 30, 2003, the allowance was $1.6 million or approximately .83% of the Bank's loan portfolio compared to .97% at December 31, 2002. The decrease in the allowance of 14 basis points is the result of a large percentage of residential mortgage loans added to the portfolio during this period. As part of the Bank's reserve methodology, residential mortgage loans are reserved for at .50% of the amount borrowed. Additionally, the payoff of a commercial loan previously classified as substandard had a negative effect on the overall reserve calculation. We perform this analysis on a monthly basis and believe that our allowance for loan losses is sufficient to cover future loan losses. Since the Bank's inception, we have provided substantial increases to the allowance for loan losses, while our actual loan losses have been negligible. We do not expect future loan losses to exceed this reserve. Loans charged-off during the first nine months of 2003 totaled $3.2 thousand.

Deferred Tax Asset

The deferred tax asset was $692.9 thousand and $1.0 million at September 30, 2003 and December 31, 2002 respectively. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized, in income, in the period that includes the enactment date. The Bank has been profitable since February 2002 and management believes this trend will continue. No reserve has been established against this asset as management believes it is more likely than not that the deferred tax asset will be realized through future taxable earnings.

Deposits

Deposits, which include non-interest bearing demand deposits and interest-bearing savings and time deposits, are the Bank's primary source of funding. Greater Buffalo Savings Bank offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. Deposits at September 30, 2003 totaled $306.0 million, a 55.3% increase over the December 31, 2002 balance of $197.0 million. Total cost of funds decreased from 2.61% to 1.93% over the same period. Certificates of deposit were 19.5% and 26.6% of total deposits at September 30, 2003 and December 31, 2002 respectively, with corresponding costs to the Bank of 2.41% and 2.93%.

Short-term Borrowings

At September 30, 2003, short-term borrowings consisted of two 30-day loans due the Federal Home Loan Bank totaling $14.0 million and $74.6 thousand of Treasury Tax and Loan deposits through the Bank's Federal Reserve Bank account. At December 31, 2002, short-term borrowings consisted of two 30-day loans due the Federal Home Loan Bank totaling $9.0 million and $134.1 thousand of Treasury Tax and Loan deposits through the Bank's Federal Reserve Bank account. Short-term borrowings from the Federal Home Loan Bank may occasionally be used to offset fluctuations in deposit inflows and outflows and to manage liquidity needs at competitive rates. Federal Home Loan Bank rates are presently well below the Bank's cost of funds and are collateralized by certain qualifying securities. Treasury Tax and Loan deposits can fluctuate daily and are generally short-term in nature.

Long-term Debt

In September 2003, Great Lakes Bancorp, Inc. borrowed $5.0 million from Fifth Third Bank pursuant to a term loan transaction. The net proceeds from this loan were contributed to the capital of the Bank. This loan is evidenced by a five-year note that provides for interest only payments during the first two years and quarterly payments of principal thereafter until maturity, when the remaining principal balance and all other unpaid obligations under the note are due and payable. The term loan is secured by a pledge of all outstanding capital stock of the Bank.

Other Liabilities

Other liabilities increased $35.0 thousand from $812.1 thousand at December 31, 2002 to $847.1 thousand at September 30, 2003 and consisted of accounts payable and accrued employee wages and benefits.

Shareholders' Equity

Total shareholders' equity increased from $17.6 million to $18.1 million during the first nine months of 2003. Net income for the nine-month period ended September 30, 2003 was $950.8 thousand and the decrease in the net market value of securities available for sale was $414.8 thousand.

Results of Operations

For the three and nine months ended September 30, 2003 and September 30, 2002:

Net Income / General

Net income for the nine months ended September 30, 2003 was $950.8 thousand, compared to $302.2 thousand for the nine months ended September 30, 2002. Total interest and noninterest income increased 52.9% from $7.0 million during the nine months ended September 30, 2002 to $10.7 million during the nine months ended September 30, 2003. Interest expense, noninterest expense and the provision for loan losses increased 40.0% from $6.5 million to $9.1 million during the same periods as the Bank continues to benefit from the operating efficiencies related to its growth.

Net income for the three months ended September 30, 2003 was $373.8 thousand, compared to $235.1 thousand for the three months ended September 30, 2002. Total interest and noninterest income increased 39.3% from $2.8 million during the three months ended September 30, 2002 to $3.9 million during the three months ended September 30, 2003. Interest expense, noninterest expense and the provision for loan losses increased 32.0% from $2.5 million to $3.3 million during the same periods.

Net Interest Income

Net interest income is the difference between interest and fees earned on assets and the interest paid on deposits and borrowings. Net interest income is one of the major determining factors in the Bank's performance as it is the principal source of revenue and earnings. For the nine-month period ended September 30, 2003, net interest income increased $2.0 million, or 64.5% to $5.1 million compared to $3.1 million for the nine months ended September 30, 2002, as a result of increases in the volume of interest-earning assets. For the three-month period ended September 30, 2003, net interest income increased $859.4 thousand, or 74.8% to $2.0 million compared to $1.1 million for the three months ended September 30, 2002.

For the nine months ended September 30, 2003, total interest income increased by $3.4 million or 54.0% to $9.7 million compared to $6.3 million for the nine months ended September 30, 2002. Similarly, for the three months ended September 30, 2003, total interest income increased by $1.1 million or 44.0% to $3.6 million compared to $2.5 million for the three months ended September 30, 2002. These increases resulted from a $119.4 million, or 83.1% increase in average interest-earning assets to $263.0 million for the nine months ended September 30, 2003, from $143.6 million for the nine months ended September 30, 2002. The yield on average interest-earning assets decreased to 4.93% for the nine months ended September 30, 2003 from 6.03% for the same period last year.

The significant increases in average interest-earning assets were due to rapid growth in the loan and securities portfolios, which were funded by the deposit growth referred to above. The Bank has opened six full-service branch locations since its inception in November 1999. Attracting customer deposits has been the Bank's primary focus, with increasing emphasis being placed on lending activities. Several new branch locations are projected to be opened within the next couple years. It is expected that deposit generation from the entire branch system will continue to outpace loan growth. Gross loans as a percentage of total assets decreased from 63.1% at December 31, 2002 to 57.0% at September 30, 2003. However, all excess cash is invested in securities as quickly as possible. Securities as a percentage of total assets increased from 25.3% at December 31, 2002 to 37.0% at September 30, 2003.

The decreases in the yields on interest-earning assets from period to period resulted from the significant decreases in yields on each of the Bank's interest-earning assets, securities available for sale, loans and interest-bearing deposits in other financial institutions. The yields earned on interest-earning assets declined throughout these periods as the Federal Reserve Bank continued to maintain the historically low interest rate environment that now exists. Management does not expect that these yields will rise very significantly over the next twelve months.

Interest income on loans receivable increased by $2.4 million to $7.3 million for the nine months ended September 30, 2003 compared to $4.9 million during the same period last year. This increase resulted from a $73.4 million increase in average loans outstanding to $171.3 million for the nine months ended September 30, 2003 from $97.9 million for the same period last year. The yield on average loans decreased to 6.02% during the nine months ended September 30, 2003 from 6.73% for the comparable period last year.

Interest income on loans receivable increased by $761.5 thousand to $2.6 million for the three months ended September 30, 2003 compared to $1.8 million during the same period last year. This increase resulted from a $75.7 million increase in average loans outstanding to $188.4 million for the three months ended September 30, 2003 from $112.7 million for the same period last year. The yield on average loans decreased to 5.82% during the three months ended September 30, 2003 from 6.67% for the comparable period last year.

Interest income on securities increased $884.1 thousand, or 66.8% to $2.2 million for the nine months ended September 30, 2003 from $1.3 million for the nine months ended September 30, 2002. This increase resulted from a $43.8 million increase in average securities to $81.4 million during the nine months ended September 30, 2003 from $37.6 million for the same period last year. The yield on average investments decreased to 4.06% during the nine months ended September 30, 2003 compared to 5.09% during the nine months ended September 30, 2002.

Interest income on securities increased $377.4 thousand, or 67.4% to $937.5 thousand for the three months ended September 30, 2003 from $560.1 thousand for the three months ended September 30, 2002. This increase resulted from a $56.4 million increase in average securities to $105.2 million during the three months ended September 30, 2003 from $48.8 million for the same period last year. The yield on average investments decreased to 3.93% during the three months ended September 30, 2003 compared to 4.85% during the three months ended September 30, 2002.

Interest income on interest-bearing deposits decreased $23.6 thousand, or 16.2% to $121.8 thousand for the nine months ended September 30, 2003 from $145.4 thousand for the nine months ended September 30, 2002. The $1.0 million increase in average interest-bearing deposits to $9.1 million during the nine months ended September 30, 2003 from $8.1 million for the same period last year was mitigated by the 75 basis points decrease in yield on average interest-bearing deposits from 1.87% to 1.12% when comparing the nine months ended September 30, 2002 to the nine months ended September 30, 2003. Interest income on interest-bearing deposits decreased $33.8 thousand, or 45.4% to $40.7 thousand for the three months ended September 30, 2003 from $74.5 thousand for the three months ended September 30, 2002.

Interest expense increased $1.2 million, or 36.4% to $4.5 million for the nine months ended September 30, 2003 compared to $3.3 million for the nine months ended September 30, 2002. The average balance of customer deposits, the most significant portion of interest-bearing liabilities, increased by $118.3 million, or 87.8% to $253.0 million for the nine months ended September 30, 2003 from $134.7 million for the comparable period last year. However, the average cost of funds (customer deposits) decreased to 2.41% for the nine months ended September 30, 2003 from 3.26% for the nine months ended September 30, 2002. The dramatic decrease in the cost of funds during this period was due to certificates of deposits repricing at lower, market rates and the downward adjustment of savings account rates. Management prices its deposit liabilities based on various factors, such as the interest rate environment, market conditions and local competition. The Bank has $211.6 million, or 69.13% of its total deposit liabilities in passbook savings accounts yielding 2.0% at September 30, 2003. Therefore, it can be anticipated that the average cost of funds will decrease further from the 2.41% referred to above.

Interest expense from short-term borrowings increased $15.2 thousand to $26.0 thousand for the nine months ended September 30, 2003, compared to $10.8 thousand for the nine months ended September 30, 2002. Interest expense from short-term borrowings increased $13.0 thousand to $13.3 thousand for the three months ended September 30, 2003, compared to $271 for the three months ended September 30, 2002. (See "Short-term Borrowings"). Management uses short-term borrowings as part of its overall balance sheet management strategy. In the current interest rate environment, it is desirable to invest all excess cash as quickly as possible. Short-term borrowings from the Federal Home Loan Bank are utilized to bridge cash timing differences arising from the volume of loan closings and the settlement dates of securities purchases.

Interest expense from deposits increased $228.0 thousand, or 17.2% to $1.6 million for the three months ended September 30, 2003 compared to $1.3 million for the three months ended September 30, 2002. The average balance of customer deposits, the most significant portion of interest-bearing liabilities, increased by $127.0 million, or 76.8% to $292.4 million for the three months ended September 30, 2003 from $165.4 million for the comparable period last year. However, the average cost of funds (customer deposits) decreased to 2.16% for the three months ended September 30, 2003 from 3.16% for the three months ended September 30, 2002.

Noninterest Income

Noninterest income increased $367.3 thousand to $993.5 thousand for the nine-month period ended September 30, 2003 compared to $626.2 thousand for the same period last year. Other operating income, which consists of service charges and other miscellaneous fees assessed on deposit and loan accounts increased $275.5 thousand to $440.2 thousand or 167.3%. It is anticipated that noninterest income will continue to increase as the Bank adds to its menu of products and services. The realized gain on the sale of securities increased $27.9 thousand or 6.0% from $461.5 thousand to $489.4 thousand over the same nine-month period.

Noninterest income decreased $47.0 thousand to $323.8 thousand for the three-month period ended September 30, 2003 compared to $370.8 thousand for the same period last year. Other operating income increased $129.1 thousand to $188.2 thousand or 218.4%. The realized gain on the sale of securities decreased $176.1 thousand or 56.5% from $311.7 thousand to $135.6 thousand over the same three-month period.

Provision for Loan Losses

The provision for loan losses was $249.9 thousand, a decrease of 16.0% for the nine months ended September 30, 2003 compared to $297.6 thousand during the nine months ended September 30, 2002. For the three months ended September 30, 2003, the provision increased $26.4 thousand or 37.4% compared to $70.6 thousand during the three months ended September 30, 2002. Provisions for losses in the portfolio are charged to earnings in an amount sufficient, in management's judgment, to cover probable losses based upon the overall inherent risk in the Bank's loan portfolio, current economic conditions and historical trends. The decreases between periods noted above, are due in part to a large percentage of residential mortgage loans being added to the portfolio and the payoff of a commercial loan classified as substandard. (See "Allowance for Loan Losses"). Loans totaling $1.3 million are classified as substandard at September 30, 2003 compared to $1.5 million at December 31, 2002.

Noninterest Expense

Noninterest expense increased $1.4 million, or 48.3% to $4.3 million for the nine months ended September 30, 2003 compared to $2.9 million for the nine months ended September 30, 2002. Similarly, noninterest expense increased $583.8 thousand, or 54.9% to $1.6 million for the three months ended September 30, 2003 compared to $1.1 million for the three months ended September 30, 2002.

Wages and employee benefits increased $533.4 thousand or 36.3% as the number of full-time equivalent employees increased from 59 to 88 at September 30, 2002 and 2003 respectively. Occupancy expense increased 57.1 % from $458.4 thousand to $720.3 thousand between the nine-months ended September 30, 2002 and 2003. This increase was the result of costs associated with the renovation and occupancy of the Bank's new administrative headquarters and fifth branch office located in Buffalo, New York during November 2002 and completing the construction of the sixth branch office located in Amherst, New York during June 2003. Data processing expense increased $118.4 thousand or 35.6% between the nine months ended September 30, 2002 and September 30, 2003. The Bank had 16,527 customer accounts opened at September 30, 2002 and 20,455 at September 30, 2003. Data processing costs are directly linked to the number of customer accounts and transactions processed through those accounts.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals and take advantage of investment opportunities. Since its inception in November 1999, the Bank's rapidly increasing core deposit base has provided a significant source of funds. During the first nine months of 2003, the Bank's deposits increased 55.3% from $197.0 million to $306.0 million, outpacing all existing liquidity needs. However, short-term borrowings from the Federal Home Loan Bank may occasionally be used to offset fluctuations in deposit inflows and outflows and to manage liquidity needs at competitive rates. Federal Home Loan Bank rates are presently well below the Bank's cost of funds and are collateralized by certain qualifying securities.

The Bank is required to maintain specific amounts of capital pursuant to FDIC regulations. To support the Bank's rapid growth, Great Lakes Bancorp, Inc. borrowed $5.0 million from Fifth Third Bank in September 2003 pursuant to a term loan transaction. The net proceeds from this loan were contributed to the capital of the Bank. The term loan is secured by a pledge of all outstanding capital stock of the Bank. (See "Long-term Debt"). As of September 30, 2003, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with a total risk-based capital to risk-weighted assets ratio of 14.07%, a Tier 1 risk-based capital to risk-weighted assets ratio of 13.12% and a leverage ratio of 7.06%. These ratios greatly exceed the minimum capital ratios as required by federal and state regulations.

Quantitative and Qualitative Disclosures about Market Risk

The Bank's Board of Directors has formulated an Interest Rate Risk Management policy designed to promote long-term profitability while managing IRR. An Asset/Liability Committee of members of the Board of Directors and senior management is responsible for the management of IRR. This committee meets monthly and reports to the Board of Directors concerning asset/liability policies, strategies and the Bank's current IRR position. The committee's first priority is to structure and price the institution's assets and liabilities to maintain an acceptable interest rate spread while reducing the net effects of change in interest rates.

The primary objectives of our interest rate risk management strategy are to:

  evaluate the interest rate risk inherent in certain balance sheet accounts;

  determine the appropriate level of interest rate risk given our business plan, the current business environment and our capital and liquidity requirements; and

  manage interest rate risk in a manner consistent with the approved guidelines and policies set by our Board of Directors.

  We seek to coordinate asset and liability decisions so that, under changing interest rate scenarios, earnings will remain within an acceptable range. Management originates a sufficient number of loans and purchases investment securities with interest rates subject to periodic repricing to market conditions. Additionally, management offers higher yields on deposits with extended maturities to assist in matching the rate sensitivity of its assets.

  An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If the Bank's assets mature or reprice more quickly or to a greater extent than its liabilities, the institution's net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of declining interest rates. If the Bank's assets mature or reprice more slowly or to a lesser extent than its liabilities, the Bank's net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates.

  The Bank has contracted with an outside balance sheet consultant who utilizes financial data provided by management to review and analyze interest rate risk ("IRR") measurements on a quarterly basis. The last current position assessment, conducted as of August 31, 2003 concluded that the Bank's interest rate risk profile remained structurally asset sensitive. Assuming an immediate +200 basis point shock to the existing balance sheet, estimated net interest income would decrease approximately 1.3% during the first twelve-month period and increase steadily from .63% to 20.1% between the second and fifth twelve-month periods. Assuming an immediate -100 basis point shock to the existing balance sheet, estimated net interest income would increase approximately 3.4% during the first twelve-month period and decrease steadily from .00% to 11.1% between the second and fifth twelve-month periods. Anticipating a rising interest rate scenario, management believes the balance sheet is well positioned to provide positive long-term net interest income growth. .

  At August 31, 2003, the Bank's one-year "gap" position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a positive $58.5 million. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position is likely to experience a decline in net interest income as the cost of its interest-bearing liabilities increase at a rate faster than its yield on interest-earning assets. In comparison, an institution with a positive gap is likely to realize an increase in its net interest income in a rising interest rate environment.

  The following table sets forth the Bank's condensed static gap schedule as of August 31, 2003:
	As of August 31, 2003
	Within	4-12	Over 1-5	Over 5
	3 Months	Months	Years	Years	Total
	(Dollars in thousands)

Interest earning assets:
Investment securities	$ 15,146	$ 32,665	$ 56,407	$ 18,998	$ 123,216
Other investment securities	1,581	-	-	-	1,581
Loans:
Fixed rate	11,445	28,917	81,470	25,250	147,082
Variable rate	21,262	2,498	11,935	1,782	37,477
Total interest earning assets	$ 49,434	$ 64,080	$ 149,812	$ 46,030	$ 309,356

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing transaction accounts	$ -	$ -	$ -	$ 16,529	$ 16,529
Savings	8,668	-	-	209,084	217,752
Time deposits	16,773	24,734	18,971	-	60,478
Total interest bearing deposits	25,441	24,734	18,971	225,613	294,759
FHLB advances:	4,848	-	-	-	4,848
Total interest bearing liabilities	$ 30,289	$ 24,734	$ 18,971	$ 225,613	$ 299,607

Interest sensitivity gap	$ 19,145	$ 39,346	$ 130,841	$ (179,583)	$ 9,749
Cumulative interest sensitivity gap	$ 19,145	$ 58,491	$ 189,332	$ 9,749	$ -

Gap ratio	1.63%	2.59%	7.90%	0.20%
Cumulative gap ratio	1.63%	2.06%	3.56%	1.03%

  ITEM 3

  CONTROLS AND PROCEDURES

  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO have concluded that, as of the date of this report, the Company's disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiary is recorded, processed, summarized and reported in a timely manner. Management will continue to review this matter with particular emphasis on the documentation of the Company's disclosure controls and procedures. There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

  PART II OTHER INFORMATION

  ITEM 1         LEGAL PROCEEDINGS

  Great Lakes Bancorp, Inc. is not a party to any pending legal proceeding.

  ITEM 2         CHANGES IN SECURITIES AND USE OF PROCEEDS

  Not applicable.

  ITEM 3         DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

  ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

  ITEM 5         OTHER INFORMATION

  Not applicable.

  ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit No. 31.1		Certifications of Chief Executive Officer Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

	Exhibit No 31.2		Certifications of Chief Financial Officer Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

	Exhibit No. 32		Certifications of Chief Executive Officer and Chief Financial
Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

		(1)	The Company filed an 8-K on September 10, 2003 regarding its
2nd Quarter Report to Shareholders

		(2)	The Company filed an 8-K on September 26, 2003 regarding a
$5 million loan it transacted with Fifth Third Bank

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Great Lakes Bancorp, Inc.

Date: November 14, 2003	By:	/s/ Andrew W. Dorn, Jr.
Andrew W. Dorn, Jr. President and Chief Executive Officer

Date: November 14, 2003	By:	/s/ Kim S. Destro
Kim S. Destro Vice President and Chief Financial Officer