Form 10KSB
GREAT LAKES BANCORP INC
filed 2004-03-29
CIK 1217730

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(X)	Annual Report Pusuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to ____________________

Commission File Number __________

Great Lakes Bancorp, Inc.
 (Exact name of registrant as specified in its charter)
New York	13-4237490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2421 Main Street, Buffalo, New York	14214
(Address of principal executive offices)	(Zip Code)
716-961-1900
(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - voting, $0.001 par value, 2,080,019 shares outstanding at February 29, 2004
Class B Common Stock - non-voting, $0.001 par value, 115,750 shares outstanding at February 29, 2004
 (Title of Class)

Indicate by check mark whether the registrant has (1) filed all documents and reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year: $15,088,535

The aggregate market value of the Common stock - voting held by non-affiliates of the Registrant, as of January 14, 2004, was approximately $10,651,563. This computation excludes a total of 778,113 shares which are beneficially owned by the officers and directors of Registrant who may be deemed to be the affiliates of Registrant under applicable rules of the Securities and Exchange Commission.

The aggregate market value of the Class B Common stock - non-voting held by non-affiliates of the Registrant, as of January 14, 2004, was approximately $1,041,750.

Part I

Item 1.     Description of Business

Great Lakes Bancorp, Inc. (the "company"), a Delaware corporation, was incorporated on February 10, 2003 for the purpose of becoming the holding company for Greater Buffalo Savings Bank (the "bank"), a stock form savings bank chartered under the Banking Laws of New York State. Headquartered in Buffalo, New York, our bank began operations with a single office on November 9, 1999. Great Lakes Bancorp, Inc. has not engaged in any significant activity other than holding the stock of the bank and borrowing funds to provide additional capital for the bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, relate primarily to the bank.

Our bank's principal business activity is providing financial products and services, deposit and loan, to both consumers and businesses in Buffalo and the surrounding communities of Western New York. The financial condition and results of operations are driven by the performance of the bank's retail outlets (branches). At December 31, 2003, Great Lakes Bancorp, Inc. had total assets of $386.1 million, total deposits of $360.6 million and total shareholders' equity of $18.1 million. Our company and our bank are headquartered at 2421 Main Street, Buffalo, New York 14214, telephone number (716) 961-1900. Our bank's website address is www.gbsb.com.

Business of Greater Buffalo Savings Bank

Since its inception, Greater Buffalo Savings Bank has operated, as a "community bank" utilizing state of the art technology to serve today's sophisticated banking needs. As the name implies, the core business of our bank is to serve as a depository for consumers and businesses within our community. Our bank currently operates six (6) full service branches in Western New York. Five are located in Erie County and one in Niagara County.

As a depository, we offer a variety of checking and saving account products to our customers that are competitively positioned within the Western New York Market. As a Member of the Federal Deposit Insurance Corporation ("FDIC"), deposits are insured by the FDIC up to a maximum of $100,000 per account holder. Our bank utilizes such deposits, together with other funding sources, to invest in local area one-to-four family mortgage loans, multi-family and other commercial type mortgage loans, home equity, consumer and commercial real estate and business loans. Funds not advanced for loans are invested in U.S. Government and various agency securities, mortgage-backed issues, investment grade corporate securities and other assets.

Our revenues are derived principally from interest earned on loans, mortgage-backed securities and other investment securities. Our primary source of funds are deposits, borrowings, scheduled amortization and prepayments of principal from loans and from mortgage-backed securities, maturities and calls of investment securities and funds provided by operations.

Greater Buffalo Savings Bank conducts a continuous assessment of its marketplace, products and service offerings in an effort to ensure we are meeting our customer's needs. Our future growth opportunities will be influenced by the growth and stability of the local and regional economies, other demographic population trends and the competitive environment. We believe that we have developed deposit and loan products and marketing strategies to address the diverse needs of the residents in our market area.

Lending

Our bank invests in several types of real estate mortgages. The primary type of real estate mortgages we invest in are first mortgages on one-to-four family residences. We also make commercial loans secured by real estate of various types, including office buildings, apartment buildings, properties used for retail operations, and to a limited degree, buildings housing manufacturing facilities. Our bank also provides consumer loans and lines-of-credit which are secured by junior liens on owner occupied residential properties. We engage in most aspects of mortgage lending. We originate and service loans for our own portfolio and may engage in the warehousing of mortgage loans in connection with community betterment programs sponsored by various governmental or quasi-governmental agencies such as Fannie Mae and/or

Freddie Mac. Such programs may require that loans be sold to the sponsoring agency or to a government body like the City of Buffalo or one of its agencies, after origination and closing has taken place. Most loans are held in our bank's portfolio until they are paid. In the future, depending on our bank's future asset allocation strategies, newly originated loans may be sold into the secondary market with servicing rights retained by the bank. In 2003, our bank entered into an arrangement with a major local automobile dealer to purchase auto finance paper from this dealer.

Greater Buffalo Savings Bank is not permitted to take equity positions in real estate other than for use as banking offices or to house employees engaged in a variety of bank operations or through foreclosure of properties to satisfy mortgage debts where the borrower has defaulted on their loan.

Mortgage Lending

Greater Buffalo Savings Bank utilizes a mix of independent mortgage brokers and its own mortgage originators to generate residential mortgage loans on one-to-four family houses. We offer an array of products, including both variable and fixed-rate mortgages, with terms from 10-30 years and mortgages offering bi-weekly payments. The ongoing low interest rate environment has caused lenders to see continued refinancing activity in 2003. At the appropriate time, we may sell all or a portion of our 30-year residential mortgage loan originations as a method of mitigating against interest rate risk. Total residential mortgage loans outstanding at December 31, 2003 were $171.7 million and represented 76.5% of our bank's gross loan portfolio.

Commercial Lending

Our bank serves the needs of local businesses in its marketplace through various commercial loan and deposit products. We offer traditional commercial and business loan products as well as accounts receivable financing and leasing facilities. Total commercial loans outstanding at December 31, 2003 were $10.4 million and represented 4.6% of our gross loan portfolio. Total commercial mortgages outstanding at December 31, 2003 were $21.2 million and represented 9.4% of our gross loan portfolio.

Investment Policies

Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. In establishing our investment strategies, we consider our interest rate sensitivity position, the types of securities to be held, liquidity and other factors. We invest excess cash in U.S. Government and various agency securities, mortgage-backed issues and investment grade corporate securities. At December 31, 2003 our investment securities portfolio totaled $139.2 million and was primarily classified as "available for sale" and reported at fair market value. Less than 2% of our investment portfolio is designated as "held to maturity".

Electronic Banking

The nature of banking has changed over the years with many customers relying on electronic banking capabilities to accomplish day-to-day transaction activities. To meet these needs, we offer direct deposit, wire transfer, ACH, telephone banking, automated teller machines and debit cards. Greater Buffalo Savings Bank is also a member of several ATM networks, which enable depositors to withdraw cash from their accounts through ATM machines widely located throughout the world. We also offers internet banking services that may include on-line bill payment facilities.

Competition

Greater Buffalo Savings Bank faces strong banking competition. Most banking and financial institutions with which the bank competes have been in business in this area for many years and, accordingly, have an established customer base. Several of the banks located here are international or super regional organizations with substantial capital bases. The

FDIC's Market Share Report (data as of June 30, 2003) reported 19 insured institutions serving the Buffalo-Niagara Falls Metropolitan Statistical Area (MSA). The FDIC's report indicated there were $21 billion in deposits within this MSA. Two of the 19 institutions control approximately 61% of the market with 64 and 60 branches respectively. As of June 30, 2003, the bank controlled approximately 1.29% of the deposit market.

Commercial banks provide the bulk of our bank's competition in this market. Among the institutions operating in the MSA are: Citibank, headquartered in New York City; Fleet Bank, headquartered in Boston, MA; Key Bank of Cleveland, OH; Buffalo based Manufacturers & Traders Trust Co., whose operations extend throughout New York State, into Pennsylvania and Maryland; HSBC Bank, USA, a subsidiary of HSBC Holdings plc of London, England, and Cleveland based Charter One. Fleet Bank is in process of merging with Bank of America and the Fleet Bank offices in this market will be converted to Bank of America offices during 2004.

Two savings banks and a savings and loan operate in this market. First Niagara Bank, formerly called Lockport Savings Bank is headquartered in the Town of Lockport, NY, in Niagara County, immediately north of Erie County. This $3+ billion thrift has, through acquisitions, extended its market across NY State. Jamestown Savings Bank operates two offices in Erie County and a third is set to open in 2004. Jamestown Savings Bank, headquartered in Jamestown, New York, is a wholly owned subsidiary of Northwest Bancorp, a multi-billion dollar thrift holding company headquartered in Warren, Pennsylvania. Lake Shore Savings & Loan Association operates two offices in Erie County. This association is headquartered in Chautauqua County, immediately south of Erie County.

Employees

As of December 31, 2003, Greater Buffalo Savings Bank had 107 employees, of which 91 were full-time and 16 were part-time. Our bank's employees are not covered by a collective bargaining agreement nor are there any employment contracts in place.

Regulation and Supervision

As a bank holding company registered under the Bank Holding Company Act of 1956 (the "BHCA"), Great Lakes Bancorp, Inc. is subject to regulation by the Board of Governors of the Federal Reserve System (the "FRB"). The New York State Banking Department ("NYSBD") also regulates the company pursuant to Section 141 of the Banking Law and various state regulations. Both the FRB and the NYSBD would need to approve any bank or non-bank acquisition, merger or consolidation that might be proposed by the company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any activity that is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

Great Lakes Bancorp, Inc. is also subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), including the filing with the Securities and Exchange Commission (the "SEC") of annual, quarterly and other reports on the financial condition and performance of the organization. As a reporting company under the Exchange Act, our company is directly affected by the Sarbanes-Oxley Act of 2002 (the "SOX"), which is aimed at improving corporate governance and reporting procedures and requires expanded disclosure of the company's corporate operations and internal controls. Our company complies with rules and regulations implemented pursuant to SOX and intends to comply with any applicable rules and regulations implemented in the future.

Greater Buffalo Savings Bank is subject to federal, state, and local laws as well as the policies of various regulatory agencies. As a New York State chartered savings bank, our bank is subject to supervision by the NYSBD and the Federal Deposit Insurance Corporation (the "FDIC").

The NYSBD and FDIC perform periodic examinations to ensure that our bank is being run in a safe and sound manner, adhering to appropriate regulatory requirements, lending in a fair and non-discriminatory manner, and meeting the credit needs of the bank's defined market. Regulatory agencies have discretion within their supervisory role to review our bank's assets, policies, practices and reserves. Within this capacity, the agencies can order corrective measures if they believe our bank has operated or engaged in unsafe or unsound practices. Included as possible remedy is the termination of FDIC insurance coverage of deposits. Our management has no knowledge of any practice, condition or violation that might lead the agencies to seek corrective measures.

Reports to Security Holders

Great Lakes Bancorp Inc.'s shareholders receive an annual report that contains financial statements audited and reported upon by an independent accountant. In addition, we prepare and disseminate unaudited financial information on a quarterly basis. The Federal Financial Institution Examination Council ("FFIEC") receives quarterly data and prepares a 'Uniform Bank Performance Report ("UBPR")' that is available for public review on the FFIEC website (http://www.ffiec.gov/UBPR.htm). In addition, all information filed with the SEC (except that deemed confidential under FDIC rules), is available for inspection at the SEC website www.sec.gov.

Capital Adequacy

In an effort to ensure banks have adequate capital related to the risk levels of assets and off-balance sheet instruments, both the FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under these guidelines, specific categories of assets are assigned different risk weights based upon the perceived credit risk of the asset. The risk weights are multiplied by corresponding asset balances to determine a risk-weighted asset base. Tier 1 capital, according to the agencies, consists of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. Tier 2 capital may consist of a limited amount of subordinated and other qualifying debt, other qualifying preferred stock and a limited amount of general loan loss allowance. FRB and FDIC guidelines require the company and the bank to maintain a minimum total risk-based capital ratio of 8.0%, of which Tier 1 capital must be at least 4%. As of December 31, 2003 the ratio of total capital to total risk-weighted assets was 10.4% and 13.0% for our company and our bank, respectively, while Tier 1 capital to total risk-weighted assets was 9.5% and 12.0% for our company and our bank, respectively, exceeding the minimum requirements.

In addition, each of the federal regulatory agencies has established leverage capital ratio guidelines for banking organizations (Tier 1 capital to average tangible assets) ("Tier 1 leverage ratio"). These guidelines provide for a minimum Tier 1 leverage ratio of 3% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion; other organizations will have a higher minimum Tier 1 leverage ratio. The Tier 1 leverage ratios of our company and our bank as of December 31, 2003 were 5.1% and 6.4% respectively. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Prompt Corrective Action

Federal regulators are required to take prompt corrective action with respect to institutions that have a capital deficiency. Each agency, including the FDIC, has promulgated substantially the same regulations that define, for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "under capitalized," "significantly undercapitalized," and "critically undercapitalized." Under these regulations, an institution is deemed "well capitalized" if it has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a certain capital level for any capital measure. An "adequately capitalized" bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher; and does not meet the criteria for a well-capitalized bank. Banks are "under capitalized" if they fail to meet any one of the ratios required to be "adequately capitalized." As of December 31, 2003, our company and our bank were considered "well capitalized."

Safe and Sound Practices

Banks are not permitted to engage in unsafe and unsound banking practices. The FDIC and/or NYSBD may prohibit a bank from engaging in an activity if it believes that it constitutes an unsafe or unsound practice or may violate any law or regulation. If this were to occur, our bank could also be required to prepare and submit an acceptable plan to achieve compliance with the regulatory standards. As of December 31, 2003, bank management has no knowledge of any banking practices that the FDIC or NYSBD would deem as unsafe and/or unsound.

Item 2.     Description of Property

Greater Buffalo Savings Bank owns four pieces of property that are reflected in its financial statement. The first is a 3.8-acre parcel on the corner of Main Street & Jewett Parkway in Buffalo. Our bank purchased the property in March 2000. In February 2002, we received permission from the NYSBD and FDIC to relocate our headquarters to this location and establish a branch office. On November 10, 2002, the Greater Buffalo Savings Bank formally opened our new headquarters and a branch office at 2421 Main Street, Buffalo, New York 14214. This office also serves as the headquarters for our company.

As part of this endeavor, Greater Buffalo Savings Bank applied for and was granted a Banking Development District designation by the NYSBD. In addition, our bank made an investment into the Central Park community by renovating the former auto showroom that had been sitting vacant for a number of years. The restored historic art deco building housing the branch and the bank's administrative staff encompasses approximately 18,000 square feet. There is a second two-story building with approximately 54,000 square feet of space that is presently being renovated in order to accommodate the bank's expanding work force. The first phase of this renovation, covering the entire ground floor, is expected to be completed by October 2004. If our organization's staff needs continue to grow, renovation of the second floor will be undertaken. For the present the second floor will be secured and maintained to avoid physical deterioration in anticipation of future renovation requirements.

The second piece of property owned by our bank is a 1.8-acre parcel located at 4980 Main Street, Amherst, New York 14214. Construction of a 4,000 square foot single story branch office was completed at this location in May 2003 and the office was opened at that time to serve the Snyder / Williamsville suburbs of Buffalo.

Construction of a branch office at 3438 Delaware Avenue, Tonawanda, New York 14217 is expected to be completed by May 2004. This building will be a virtual replica of the one completed at 4980 Main Street. It is being built on a parcel purchased by the bank in 2003.

410 Kenmore Avenue, Buffalo, New York was opened for business on December 1, 2000. The branch is a 1,600 square feet, free-standing leased facility contiguous to a shopping center. The initial lease term is seven years with two optional five-year renewal periods. Our bank is not expected to exercise its renewal options. Annual rent is fixed at $18,000 through year seven and the bank pays all real estate taxes and utilities associated with this facility. Permission has been received from regulatory authorities to move the operation of this office to a site located at 690 Kenmore Avenue, Buffalo, New York 14216. This new location was purchased by the bank in 2003 and construction of a new facility (a prototype of the Snyder and Tonawanda offices) has just now commenced.

Greater Buffalo Savings Bank's former main office at 47 Court Street, Buffalo, New York has been operating as a branch since November 2002 when the Main Jewett facility opened. This office is leased for a ten-year period that began on November 1, 1999. Lease terms allow for two five-year options to extend at a then fair market rental. Terms for the first two years of the lease were for rental payments of $7.47 per square foot or $50,050 in annual rent payable on a monthly basis. In the ensuing three years, rental payments have increased to $52,225 annually. This will be followed by three years at $52,950 per year and in the final two years, the rent is set at $54,400 per year. Our bank is responsible for the utility costs and for a fraction of the refuse collection fees, but real estate tax requirements are the sole responsibility of the landlord with respect to this lease.

320 Orchard Park Road, West Seneca, New York was opened for business on September 1, 2000. The branch is a 3,000 square feet, free-standing leased facility located on an out-parcel of a Wegmans Super Market. The initial lease term is ten years with an option to renew for an additional ten years. Annual rent increases from $60,000 in year one to $100,000 in year six. The optional renewal period allows for annual rent increases of 4%. Our bank pays all real estate taxes and utilities associated with this facility.

107 Main Street, North Tonawanda, New York was opened for business on September 11, 2001. The branch is an end cap of a small strip plaza. The lease term is twelve years with rents increasing on an annualized basis from $26,000 to $38,000 in year twelve. Our bank pays all real estate taxes and utilities associated with this facility.

Greater Buffalo Savings Bank is currently in the process of examining additional real estate locations in order to further develop its retail branch delivery network in other areas of the City of Buffalo and in contiguous suburbs. When it is appropriate and makes economic sense, we may purchase rather then lease property for its branches.

Item 3.     Legal Proceedings

Neither Great Lakes Bancorp, Inc. nor Greater Buffalo Savings Bank are a party to any legal proceeding other than routine litigation involving collection actions for loans and overdrawn accounts or other collection activities incidental to our business. None of these proceedings would, if adversely determined, have a material effect on our financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ended December 31, 2003 to a vote of shareholders of our company through the solicitation of proxies or otherwise.

Part II

Item 5.     Market for Common Equity and Related Shareholder Matters

Common Stock

Our company's common stock is not listed on any exchange or quoted on the Nasdaq National Market System, nor are there any market makers known to our management. As of December 31, 2003, there were 676 holders of record of our company's common stock, excluding individual participants in security position listings.

Great Lakes Bancorp, Inc. has not paid cash dividends since becoming the holding company for Greater Buffalo Savings Bank. Payment of dividends is generally consistent with a financial institution's growth strategy, prospective rate of earnings, ongoing capital needs, asset quality and the overall financial condition of the organization. We intend to follow a policy of retaining earnings to provide funds to operate and expand the bank's business. Future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including the bank's earnings, financial condition, cash requirements and general business conditions.

Federal and state Banking regulations place certain restrictions on dividends paid by Greater Buffalo Savings Bank to our company. Under these restrictions, our bank may not, without the prior approval of regulators, declare dividends in excess of the sum of the current year's earnings plus the retained earnings of the two prior years. Greater Buffalo Savings Bank paid dividends of $130,500 to the company during 2003, primarily for the payment of interest on a $5 million loan. (See Item 6. "Long-term Debt").

Class B Common Stock

Our company's Class B common stock is not listed on any exchange or quoted on the Nasdaq National Market System, nor are there any market makers known to our management. Class B common stock is essentially identical to common with the exception that Class B common does not have voting rights. As of December 31, 2003, there was one holder of record of the company's Class B common stock.

Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following is an analysis of the financial condition and results of operations of Great Lakes Bancorp, Inc. Our consolidated financial condition and operating results are primarily dependent on our wholly owned subsidiary, Greater Buffalo Savings Bank, and all references to Great Lakes Bancorp, Inc. or its financial condition or operating results prior to April 30, 2003 (except where otherwise indicated) are references to Greater Buffalo Savings Bank. This item should be read in conjunction with the consolidated financial statements and related notes filed herewith in Part II, Item 7, "Financial Statements" and the description of the company's business filed herewith in Part I, Item 1, "Business".

Forward-Looking Statements

When used or incorporated by reference, the words "anticipate", "estimate", "expect", "project", "target", "goal", and other similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, as they reflect management's analysis only as of the date of this report. Our company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Critical Accounting Policies

Our management is required to evaluate and disclose those accounting policies that are judged to be critical, which are those most important to the portrayal of our financial condition and results of operations, and that require management's most subjective and complex judgments. Our management considers the accounting policies relating to the provision for loan losses and related allowance for loan losses and the determination of the deferred tax asset to be critical accounting policies.

The allowance for loan losses is management's estimate of probable loan losses inherent in our lending portfolios. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses.

Our bank performs periodic reviews of its lending portfolios to identify inherent risks and to assess the overall collectibility of those portfolios. An estimated loss percentage is applied to each homogeneous segment, generally consisting of residential mortgage loans, consumer loans and commercial loans. Additionally, an estimated loss percentage is applied to loans that have been classified as substandard, doubtful or as a loss by our bank. The estimated losses associated with each of these individual components are then accumulated to obtain the total allowance for loan losses.

The deferred tax asset consists primarily of the federal tax benefit of our bank's net operating loss carryforwards, offset by the deferred tax liability created by deferred loan origination fees and net unrealized gains on the available for sale securities portfolio. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized, in income, in the period that includes the enactment date. No reserve has been established against this asset as our management believes it is more likely than not that the deferred tax asset will be realized through future taxable earnings.

FINANCIAL CONDITION

General

Total assets increased $161.6 million to $386.1 million at December 31, 2003 from $224.6 million at December 31, 2002, due to increases of $83.7 million in loans receivable and $82.5 million in securities available for sale and held to maturity. Growth in total assets was funded by $163.6 million in new deposit accounts and a long-term borrowing of $5.0 million transacted in September 2003. Total assets are projected to exceed $500.0 million by the end of 2004. Three new branch locations will be added to the existing six to supplement our current deposit gathering capacity.

Cash and Cash Equivalents

Non-interest-bearing cash and due from banks increased from $3.5 million at December 31, 2002 to $5.2 million at December 31, 2003. Our interest-bearing deposits in other financial institutions decreased from $13.6 million at December 31, 2002 to $4.0 million at December 31, 2003. The average yields earned on these deposits over the years ended December 31, 2003 and 2002 were 1.08% and 1.77%, respectively. Daily cash levels may show significant fluctuations due to a variety of operating factors. Most significantly, the timing of deposit inflows, normal inflows and outflows in transaction accounts, short-term borrowings, loan closings and securities purchases may cause short-term swings in cash balances, however management attempts to invest all excess cash in longer lived assets as quickly as possible.

Investment Securities

Our investment policy is designed to ensure liquidity for operations, to help manage interest rate risk, to manage asset quality diversification and to maximize yield. Ongoing review of the performance of the investment portfolio, market values, market conditions, current economic conditions, liquidity needs and other matters related to investing activities is performed by management and reviewed by the Asset/Liability Committee of the bank and its board of directors. We have adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. At the date of purchase, we are required to classify debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of this classification is reassessed. Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns. Purchases and sales of available for sale securities totaled $148.5 million and $19.4 million, respectively during the year ended December 31, 2003. The portfolio increased $80.5 million from $56.7 million to $137.2 million and the average yield earned decreased 70 basis points from 4.94% to 4.24% during this twelve-month period. The average estimated life of securities available for sale, adjusted for historical prepayment patterns on mortgage-backed securities, was 4.9 years at December 31, 2003, compared to 4.3 years at December 31, 2002. The available for sale portfolio had net unrealized losses of $655.2 thousand at December 31, 2003, compared to net unrealized gains of $764.2 thousand at December 31, 2002.

Securities classified as held to maturity are carried at amortized cost when the company has the positive intent and ability to hold such securities to maturity. At December 31, 2003, the portfolio had an amortized cost of $2.0 million, fair market value of $2.0 million, average yield of 3.0% and an average life of 29.5 years. It is anticipated that both the available for sale and held to maturity portfolio will increase as deposit growth outpaces loan growth.

The following table sets forth the amortized cost and fair values of the available for sale portfolio at December 31, 2003, 2002 and 2001:

	December 31,
	2003		2002		2001
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury and other U.S. government
agencies	$17,480,728	$16,806,629	$13,556,347	$13,786,229	$13,578,088	$13,776,101
Corporate bonds	5,875,495	6,003,409	3,069,159	3,086,845	3,065,508	3,133,209
Fixed-rate mortgage-backed securities:
Collateralized mortgage obligations	67,122,005	67,169,593	7,892,236	7,910,632	2,455,501	2,464,824
Pass-thru securities	32,222,534	32,121,395	19,848,915	20,269,208	6,885,892	6,876,778
Adjustable-rate mortgage-backed securities:
Collateralized mortgage obligations	5,435,146	5,464,155	-	-	-	-
Pass-thru securities	9,752,160	9,667,735	11,594,718	11,672,637	-	-
	$137,888,068	$137,232,916	$55,961,375	$56,725,551	$25,984,989	$26,250,915

At December 31, 2003, the held to maturity portfolio had an amortized cost of $2,000,000 and fair value of $1,987,500. Our company did not classify any securities as held to maturity at December 31, 2002 or 2001.

The composition and contractual maturities of the available for sale and held to maturity portfolios at December 31, 2003 are indicated in the following table. The table does not reflect the impact of prepayments or redemptions that may occur, which may substantially reduce the contractual maturities of these securities.

	December 31, 2003
		Weighted
	Amortized	Average
	Cost	Yield
Available for sale:
U.S. Treasury and other U.S. government agencies
Due within 1 year	$ 499,670	6.12%
Due after 10 years	16,981,058	4.34
Fixed-rate corporate bonds
Due within 1 year	1,001,980	6.30
Due from 1 to 5 years	3,705,050	4.48
Due from 5 to 10 years	1,168,465	4.05
Fixed-rate mortgage-backed securities:
Collateralized mortgage obligations
Due after 10 years	67,122,005	4.30
Pass-thru securities
Due from 1 to 5 years	823,258	5.48
Due from 5 to 10 years	10,332,987	4.03
Due after 10 years	21,066,289	4.19
Adjustable-rate mortgage-backed securities:
Collateralized mortgage obligations
Due after 10 years	5,435,146	4.38
Pass-thru securities
Due after 10 years	9,752,160	3.27
	137,888,068	4.24
Held to maturity:
Adjustable-rate corporate bonds
Due after 10 years	2,000,000	3.02
	$ 139,888,068	4.22%

The investment portfolio contains securities issued by the following entities (exclusive of obligations of the U.S. Government and federal agencies) whose total amortized cost exceeds 10% of our company's shareholders' equity at December 31, 2003.
	At December 31, 2003
	Amortized	Fair
	Cost	Value
ABN Amro Mortgage Corporation	$3,045,941	$3,084,288
Countrywide Home Loans	6,251,679	6,328,562
First Horizon Asset Securities, Inc.	2,461,256	2,440,678
Master Asset Securitization Trust	5,841,703	5,885,442
Residential Funding Mortgage Securities	2,913,973	2,951,917
Washington Mutual	6,961,939	6,915,326
Wells Fargo Mortgage Backed Securities Trust	5,435,146	5,464,155
	$32,911,637	$33,070,368

Loans

The loan portfolio inherently includes interest rate and credit risk. The bank attempts to control such risks through analysis of credit applications and portfolio diversification. During 2003, total net loans receivable increased $83.7 million from $142.3 million to $226.0 million. The portfolio consists of 94.8% mortgage loans secured by real estate, 4.7% commercial loans and 0.5% consumer loans with an average weighted rate of 5.60% at December 31, 2003, compared to 6.31% at December 31, 2002.

Approximately 98% of our real estate secured loans are secured either by properties located in or to borrowers resident in the eight counties of Western New York. Less than 1% are SBA/USDA guaranteed loans purchased in the secondary market to borrowers or business interests based outside of New York State, with the balance of the loans secured by properties in the Rochester, New York area. Accordingly, our results of operations may be affected by local market and economic conditions. Mitigating this risk however, has been the shift from a predominantly industrial and manufacturing economy to a more service-based market. We are strategically located to large concentrations of population in both Canada and the Northeastern and Midwestern United States, abundant natural resources in terms of water supply from the Great Lakes, and a diverse, skilled and educated workforce.

The following table sets forth the composition of our bank's loan portfolio by type of loan at the dates indicated:

	At December 31,
	2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential	$170,830	76.1%	$109,518	77.2%	$ 53,732	78.3%	$ 8,802	65.8%
Home equity	19,924	8.9	11,997	8.5	4,743	6.9	922	6.9
Commercial	19,594	8.7	13,004	9.2	4,477	6.6	2,126	15.9
Construction	1,459	0.7	264	0.2	908	1.3	--	--
Total mortgage loans	211,807	94.4	134,783	95.1	63,860	93.1	11,850	88.6

Commercial loans	11,379	5.1	6,567	4.6	3,997	5.8	1,362	10.2

Consumer loans:
Automobile loans	839	0.4	--	--	--	--	--	--
Other (1)	361	0.1	434	0.3	742	1.1	155	1.2
Total consumer loans	1,200	0.5	434	0.3	742	1.1	155	1.2
Total loans	224,386	100.0%	141,784	100.0%	68,599	100.0%	13,367	100.0%

Allowance for loan losses	(1,807)		(1,377)		(925)		(92)
Deferred loan origination costs, net	3,373		1,851		1,196		145
Total loans, net	$225,952		$142,258		$ 68,870		$ 13,420

(1) Secured personal loans, loans secured by deposit accounts and home improvement loans.

The following table sets forth the composition of our bank's loan portfolio by fixed and adjustable rates at the dates indicated:
	At December 31,
	2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed rate loans
Mortgage loans:
Residential	$159,486	71.1%	$109,076	76.9%	$ 53,732	78.3%	$ 8,802	65.8%
Home equity loans	1,664	0.8	976	0.7	753	1.1	91	0.7
Commercial	4,567	2.0	5,191	3.7	3,919	5.7	2,126	15.9
Total mortgage loans	165,717	73.9	115,243	81.3	58,404	85.1	11,019	82.4
Commercial loans	3,999	1.8	4,053	2.8	2,092	3.0	1,187	8.9
Consumer loans (1)	1,200	0.5	434	0.3	742	1.1	155	1.2

Total fixed rate loans	170,916	76.2	119,730	84.4	61,238	89.2	12,361	92.5

Adjustable rate loans
Mortgage loans:
Residential	11,344	5.1	442	0.3	--	--	--	--
Home equity lines of credit	18,260	8.1	11,021	7.8	3,990	5.8	831	6.2
Commercial	15,027	6.6	7,813	5.5	558	0.9	--	--
Construction	1,459	0.7	264	0.2	908	1.3	--	--
Total mortgage loans	46,090	20.5	19,540	13.8	5,456	8.0	831	6.2
Commercial loans	7,380	3.3	2,514	1.8	1,905	2.8	175	1.3
Total adjustable rate loans	53,470	23.8	22,054	15.6	7,361	10.8	1,006	7.5
Total loans	224,386	100.0%	141,784	100.0%	68,599	100.0%	13,367	100.0%

Allowance for loan losses	(1,807)		(1,377)		(925)		(92)
Deferred loan origination costs, net	3,373		1,851		1,196		145
Total loans, net	$225,952		$142,258		$ 68,870		$ 13,420

The following table summarizes the contractual maturities of the Bank's loan portfolio at December 31, 2003. Loans with adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table reflects the entire unpaid principal balance of a loan in the maturity period that includes the final payment date, and accordingly, does not reflect the effects of scheduled payments or possible prepayments.

	Within	1 to 5	After 5
Loan maturities:	1 Year	Years	Years	Total
Residential mortgages	$--	$--	$170,829,614	$170,829,614
Commercial mortgages	--	4,955,981	14,638,540	19,594,521
Commercial loans	5,848,225	2,988,141	2,542,321	11,378,687
Construction loans	1,020,571	438,735	--	1,459,306
Consumer loans	154,445	884,956	20,084,598	21,123,999
Total	$7,023,241	$9,267,813	$208,095,073	$224,386,127

The following table sets forth the dollar amount of all fixed rate and adjustable rate loans at December 31, 2003 that are contractually due after December 31, 2004:

	Fixed	Adjustable	Total
Residential mortgages	$ 159,485,676	$ 11,343,938	$ 170,829,614
Commercial mortgages	4,940,531	14,653,990	19,594,521
Commercial loans	2,845,054	2,685,408	5,530,462
Construction loans	--	438,735	438,735
Consumer loans	2,709,910	18,259,644	20,969,554
Total	$ 169,981,171	$ 47,381,715	$ 217,362,886

Total unfunded loan commitments and unused lines-of-credit at December 31, 2003 and December 31, 2002 were $34.3 million and $17.3 million, respectively. Our management believes that the recent residential mortgage-refinance boom has shown signs of slowing. We believe that we have the appropriate staffing level and product mix to remain competitive based on present market conditions. Additionally, a new consumer line of business, indirect auto-lending, was introduced late in the fourth quarter of 2003.

The table below sets forth the amounts and categories of our bank's nonperforming assets at the dates indicated. At each date presented, we had no troubled debt restructurings (which involve forgiving a portion of interest or principal or making loans at rates significantly less than current market rates). Our Company had no assets classified as nonperforming for the year ended December 31, 2000.

	For the Years Ended December 31,
	2003	2002	2001
Nonaccrual loans	$286,584	$821,129	$42,320
Other loans 90 days or more past due	48,155	638,636	488,641
Foreclosed assets	201,826	58,050	--
Total nonperforming assets	$536,565	$1,517,815	$530,961

Ratios:
Nonperforming loans to total loans	0.24%	1.07%	0.77%
Nonperforming assets to total assets	0.14%	0.68%	0.47%

Gross interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $6,954 for the year ended December 31, 2003.

Allowance for Loan Losses

In general, Greater Buffalo Savings Bank has not been operating long enough to have an established history regarding actual loan losses. However, actual losses to date have been negligible. There were no loans charged-off during 1999 or 2000, and loans charged-off during 2001, 2002 and 2003 were only $825, $19.6 thousand and $10.7 thousand, respectively. Having no consequential history of our own, we monitor and utilize industry standards when considering the adequacy of our allowance as a percentage of gross loans. The average allowance percentage reported by FDIC insured savings institutions in the United States with total assets between $100 million and $1 billion is approximately .92%. Additionally, based on the collective experience of our management, we believe that, at December 31, 2003, an allowance of $1.8 million, or .81%, was extremely conservative and sufficient to absorb future charge-off(s).

Our loan loss methodology consists of several key components, including a review of the two elements of the bank's loan portfolio, performing loans and classified loans. Performing loans are reviewed based upon the premises that there are losses inherent within the loan portfolio that have been incurred as of the balance sheet date, however, have not yet been identified. We utilize a formula to determine our allowance relating to performing loans, reserving 1.0% on all commercial and consumer loans originated, 0.50% on residential mortgage loans and between 1.0% and 5.0% on indirect automobile loans, depending on the credit tier. In deriving these expected loss percentages, our management considered the following criteria: the historical loss experience of each loan category (which has been negligible); an assessment of portfolio trends and conditions; the level and composition of new loan activity; specific industry conditions; and specific risk factors impacting the portfolios, such as the interest rate environment and the current condition and recent history of the overall local real estate market.

Classified loans are designated as substandard, doubtful or loss. We consider a loan to be substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that Greater Buffalo Savings Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. When Greater Buffalo Savings Bank classifies problem loans as either substandard or doubtful, it establishes allowances for loan losses in amounts deemed prudent by management, generally at an additional 20% and 50%, respectively.

The following table summarizes, for the periods indicated, the activity in the allowance for loan losses and other related data:
	2003	2002	2001	2000
Average loans outstanding	$ 181,876,885	$ 106,535,000	$ 38,941,928	$ 5,142,777
Loans outstanding at end of period	224,386,127	141,783,583	68,598,397	13,367,004
Allowance for loan losses at beginning of period	1,377,000	925,000	92,000	-
Charge-offs:
Residential mortgage	-	14,346	-	-
Commercial loans	-	4,278	-	-
Consumer loans	10,695	961	825	-
Total charge-offs	10,695	19,585	825	-
Recoveries:
Consumer loans	248	713	-	-
Net charge-offs	10,447	18,872	825	-
Additions charged to operations	440,447	470,872	833,825	92,000
Allowance for loan losses at end of period	$ 1,807,000	$ 1,377,000	$ 925,000	$ 92,000

Ratios:
Net charge-offs to average loans	0.01%	0.02%	0.002%	N/A	%
Allowance to end of period loans	0.81%	0.97%	1.35%	0.69%
Allowance to end of period nonperforming loans	539.82%	94.33%	174.21%	N/A	%

Our reserve calculation and the resulting allowance for loan losses is reviewed for reasonableness by the Loan Committee of the board of directors of Greater Buffalo Savings Bank on a monthly basis. There has been no change in this approach since Greater Buffalo Savings Bank's inception in November 1999. Although we utilize the most reliable information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. As part of our credit administration process, we engage an outside consultant to review Greater Buffalo Savings Bank's loan portfolio on a regular basis. The information garnered from this review is used to monitor individual loans as well as to evaluate the overall adequacy of the allowance for loan losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review Greater Buffalo Savings Bank's allowance for loan losses. Based on their judgments about information available to them at the time of their examination, the regulators may require us to recognize adjustments to the allowance.

The following table summarizes, for the periods indicated, the allocation of the allowance for loan losses among various categories of loans and certain other information at December 31, 2003, 2002 and 2001. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	At December 31,
	2003		2002		2001		2000
		Percent of		Percent of		Percent of		Percent of
		loans		Loans		loans		Loans
		in each		in each		in each		in each
	Loan loss	category to	Loan loss	Category to	Loan loss	category to	Loan loss	category to
	allowance	total loans	allowance	total loans	allowance	total loans	allowance	total loans

Mortgage loans:
Residential	$1,043,258	76.8%	$ 776,226	56.4%	$ 496,556	53.7%	$ 44,000	71.0%
Commercial	294,203	8.7	331,250	24.1	214,582	23.2	9,000	5.1
Commercial loans	255,808	5.1	145,213	10.5	159,008	17.2	28,000	15.3
Consumer loans	213,731	9.4	124,311	9.0	54,854	5.9	11,000	8.6
Total	$1,807,000	100.0%	$1,377,000	100.0%	$ 925,000	100.0%	$ 92,000	100.0%

Our management believes that the allowance for loan losses at December 31, 2003 is adequate to cover losses inherent in the loan portfolio at such date. Factors beyond the bank's control, however, such as general national and local economic conditions, can adversely impact the adequacy of the allowance for loan losses. As a result, no assurance can be given, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio or that the allowance for loan losses will be sufficient to meet actual loan losses.

Deferred Tax Asset

The net deferred tax asset was $519.4 thousand and $1.0 million at December 31, 2003 and December 31, 2002, respectively. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are calculated using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. No reserve has been established against this asset as our management believes it is more likely than not that the deferred tax asset will be realized through future taxable earnings. In making this decision, management analyzed the relevant guidance available in SFAS 109. Management does not believe that any of our accumulated tax credits or carryforwards will expire unused. Greater Buffalo Savings Bank has been profitable since February 2002 and we believe this trend will continue. We have met or exceeded our growth and earnings projections since our bank's inception in November 1999. The losses Greater Buffalo Savings Bank realized as a start-up were temporary and not indicative of the present and ongoing financial earnings potential inherent in our bank's earning assets and deposit base.

In our management's judgment, more positive than negative evidence exists supporting the conclusion that a valuation allowance is not needed for the deferred tax asset. At each fiscal year-end, this conclusion has been evaluated and supported by our independent accountants.

Deposits

Deposits, which include non-interest bearing demand deposits and interest-bearing savings and time deposits, are the bank's primary source of funding. Greater Buffalo Savings Bank seeks deposits within its market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. The bank offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At December 31, 2003, total deposits were $360.6 million, an increase of $163.6 million from year-end 2002. The aggregate cost of funds at December 31, 2003 was 1.90%, a decrease of 71 basis points from year-end 2002. Certificates of deposit at December 31, 2003 and 2002 were 23.4% and 26.6% of total deposits with aggregate costs of 2.23% and 2.93% respectively.

Since Greater Buffalo Savings Bank began operations in November 1999, each of its existing six branches is still relatively new. We expected that branch deposit growth would stabilize after several years; however, we have seen evidence of that in only two of our branches. In addition to ongoing, aggressive marketing, we expect to open two or three additional branches by the end of 2004 and anticipate no decline in our overall rate of deposit growth. As of December 31, 2003, we estimate our market share to be approximately 1.5% of total deposits in Erie County and North Tonawanda.

Deposits in passbook savings accounts increased $123.4 million or 112.0% during 2003. The effects of several key marketing initiatives have permitted this core product to grow much more rapidly than other deposit products over the same period. We believe that our market is inherently savings oriented and intend to continue focusing on the passbook savings account as our principal deposit product. Our total cost of funds decreased from 2.61% to 1.90% during 2003, largely due to a decrease in the rate paid on passbook savings accounts from 2.50% to 2.00%. This reduced rate is still significantly higher than local competitors' rates and other savings alternatives. Due to our significant percentage of passbook savings accounts, our total cost of funds will most likely remain linked to the rate set by our management for this account. It is considered to be a variable-rate account, so the existing 2.00% rate may be increased or decreased at any time.

The following table sets forth the distribution of the company's deposits by type as of December 31, 2003, 2002 and 2001:

	December 31,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent

Demand and NOW accounts	$ 31,297,578	8.68%	$ 21,955,121	11.14%	$ 15,055,053	14.88%
Money market	11,306,539	3.14	12,465,915	6.33	25,004,874	24.73
Passbook savings	233,634,034	64.78	110,195,455	55.93	9,000,930	8.90
Certificates of deposit > $100,000	56,540,281	15.67	20,561,681	10.44	13,451,529	13.30
Certificates of deposit < $100,000	27,861,664	7.73	31,850,737	16.16	38,620,717	38.19
	$ 360,640,096	100.0%	$ 197,028,909	100.0%	$ 101,133,103	100.0%

The following table presents the amounts and maturity of certificates of deposit that had balances or $100,000 or more at December 31, 2003:

December 31, 2003
Remaining maturity:
Three months or less	$425,152
Over three months through six months	3,080,990
Over six months through twelve months	34,508,438
Over twelve months	18,525,701
Total certificates of deposit > $100,000	$56,540,281

Short-term Borrowings

At December 31, 2003, short-term borrowings consisted of one three-day loan due the Federal Home Loan Bank totaling $1.3 million and $107.5 thousand of Treasury Tax and Loan deposits held in the bank's Federal Reserve Bank account. At December 31, 2002, short-term borrowings consisted of two 30-day loans due the Federal Home Loan Bank totaling $9.0 million and $134.1 thousand of Treasury Tax and Loan deposits held in the bank's Federal Reserve Bank account. Short-term borrowings from the Federal Home Loan Bank are occasionally used to offset fluctuations in deposit inflows, fund lending and investment activities and to manage liquidity needs at competitive rates. Interest rates for these borrowings are presently well below the bank's cost of funds. Federal Home Loan Bank borrowings are collateralized by certain qualifying securities or the bank's residential mortgage portfolio. Treasury Tax and Loan deposits can fluctuate daily and are generally short-term in nature.

Long-term Debt

In September 2003, Great Lakes Bancorp, Inc. borrowed $5.0 million from Fifth Third Bank pursuant to a term loan transaction. The net proceeds from this loan were contributed to the capital of our bank. This loan is evidenced by a five-year note that provides for interest only payments during the first two years at the prime interest rate and quarterly payments of $416,667 of principal thereafter until maturity, when the remaining principal balance and all other unpaid obligations under the note are due and payable. The term loan is secured by a pledge of all outstanding capital stock of our bank.

The provisions of indenture relating to the Fifth Third Bank obligation contain various financial and non-financial covenants. The company is required to maintain a "well-capitalized" designation, consistent with all applicable banking regulations, and a minimum tangible net worth of $18.3 million. In addition, the bank's non-performing loan ratio may not exceed 1% and the loss reserve coverage ratio may not fall below 105% at the end of any quarter. As of December 31, 2003, the company was either in compliance, or obtained a waiver, with all of the financial covenants of the obligation.

Shareholders' Equity

Shareholders' equity at December 31, 2003 was $18.1 million, an increase of $459.8 thousand, or 2.6% from year-end 2002. This increase resulted primarily from the 2003 net operating income of $1.3 million, offset by the change in the net unrealized loss on the available for sale securities portfolio of $866.1 thousand.

The bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC) and the New York State Banking Department (NYSBD). At December 31, 2003, the bank's equity as a percentage of total assets exceeded all regulatory requirements. For detailed information on regulatory capital, see Note 10 of the Notes to Financial Statements.

The following table presents certain performance and condition ratios relating to shareholder's equity for the years ended December 31, 2003, 2002 and 2001:

	Years ended December 31,
	2003	2002	2001
Return on average assets	0.45%	0.52%	(1.22%)
Return on average equity	7.47	5.30	(9.76)
Average equity to average assets ratio	5.99	9.81	12.52

RESULTS OF OPERATIONS

Our results of operations depend primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, savings deposits and borrowed funds. Net interest income is one of the major determining factors in the bank's performance as it is the principal source of revenue and earnings. Our results of operations are also affected by our provision for loan losses, non-interest income, and non-interest expense. Non-interest expense consists primarily of salaries and employee benefits, occupancy expenses and other general and administrative expenses. Non-interest income consists mainly of service charges and fees and realized gains on securities available for sale.

Our results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in the level of market interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact us. Additionally, our primary lending activity is concentrated in loans secured by real estate mainly located in Western New York. Accordingly, our results of operations may be affected by local market and economic conditions.

Net Income / Loss

The bank's income before income taxes was $2.3 million at December 31, 2003 compared to $929.3 thousand at December 31, 2002.

Impacting 2003 income was a $579.6 thousand gain realized on the sale of securities available for sale. By selling certain securities throughout the year, the bank took advantage of the opportunity to realize significant gains inherent in these securities and also restructured the balance sheet to minimize the potential for future risk exposure. Income tax expense of $1.0 million was recognized during 2003 and the net deferred tax asset is $519.4 thousand at December 31, 2003.

Impacting 2002 income was the $911.2 thousand gain on sale of securities available for sale. By selling certain securities throughout the year, the bank took advantage of the opportunity to realize significant gains inherent in these securities and also restructured the balance sheet to minimize the potential for future risk exposure. Income tax expense of $62.4 was recognized during 2002 and the net deferred tax asset is $1.0 million at December 31, 2002.

Net interest income

Net interest income increased from $4.4 million in 2002 to $7.6 million in 2003 as a result of increases in the volume of interest-earning assets. The net interest spread, defined as the difference between interest earned on total interest-earning assets and interest paid on total interest-bearing liabilities, on average, decreased from 2.70% to 2.55%. Net interest income is one of the major determining factors in the bank's performance as it is the principal source of revenue and earnings.

The significant increases in average interest-earning assets were due to rapid growth in the loan and securities portfolios, which were funded by the deposit growth referred to above. The bank has opened six full-service branch locations since its inception in November 1999. Attracting customer deposits has been the bank's primary focus, with increasing emphasis being placed on lending activities. Management plans to open several new branch locations over the next one to three years. It is expected that deposit generation from the entire branch system will continue to outpace loan growth. Gross loans as a percentage of total assets decreased from 63.1% at December 31, 2002 to 58.1% at December 31, 2003. However, all excess cash is invested in securities as quickly as possible. Securities as a percentage of total assets increased from 25.3% at December 31, 2002 to 36.1% at December 31, 2003.

The decreases in the yields on interest-earning assets from period to period resulted from the significant decreases in yields on each of the bank's interest-earning assets, securities available for sale, loans and interest-bearing deposits and federal funds sold. The yields earned on interest-earning assets declined throughout these periods as the Federal Reserve Bank continued to maintain the historically low interest rate environment that now exists. Management does not expect that these yields will rise very significantly over the next twelve months.

Interest income on loans receivable increased by $3.3 million to $10.2 million during 2003 compared to $6.9 million during 2002. This increase resulted from a $75.4 million increase in average loans outstanding to $181.9 million during 2003 from $106.5 million compared to 2002. The yield on average loans decreased to 5.93% during 2003 from 6.67% compared to 2002.

Interest income on securities increased $1.5 million, or 42.9% to $3.5 million during 2003 from $2.0 million compared to 2002. This increase resulted from a $49.9 million increase in average securities to $92.3 million during 2003 from $42.4 million during 2002. The yield on average securities decreased to 4.08% during 2003 compared to 4.94% during 2002.

Interest income on interest-bearing deposits and federal funds sold decreased $47.3 thousand, or 24.7% to $143.9 thousand during 2003 from $191.2 thousand during 2002. Average interest-bearing deposits and federal funds sold decreased from $9.2 million during 2002 to $7.9 million during 2003 as the bank continues to maintain less cash on hand.

Interest expense increased $1.5 million, or 31.9% to $6.2 million during 2003 compared to $4.7 million during 2002. The average balance of customer deposits, the most significant portion of interest-bearing liabilities, increased by $121.0 million, or 85.0% to $263.3 million during 2003 from $142.3 million during 2002. However, the average cost of funds (customer deposits) decreased to 2.39% during 2003 from 3.23% during 2002. The decrease in the cost of funds during this period was due to certificates of deposits repricing at lower market rates and the downward adjustment of savings account rates. Management prices its deposit liabilities based on various factors, such as the interest rate environment, market conditions and local competition. The bank has $233.6 million, or 64.8% of its total deposit liabilities in passbook savings accounts yielding 2.0% at December 31, 2003. Therefore, it can be anticipated that the average cost of funds for 2004 will decrease further from the 2.39% referred to above.

Interest expense from short-term borrowings increased $31.7 thousand to $48.0 thousand during 2003, compared to $16.3 thousand during 2002. (See "Short-term Borrowings"). Management uses short-term borrowings as part of its overall balance sheet management strategy. In the current interest rate environment, it is desirable to invest all excess cash as quickly as possible. Short-term borrowings from the Federal Home Loan Bank are utilized to bridge cash timing differences arising from the volume of loan closings and the settlement dates of securities purchases.

Noninterest Income

Noninterest income amounted to $1.3 million in 2003 and consisted primarily of $579.6 thousand realized gains on the sale of securities and $639.7 thousand in service charges on deposit accounts and other fees. Noninterest income amounted to $1.2 million in 2002 and consisted primarily of $911.2 thousand realized gains on the sale of securities and $246.9 thousand in service charges on deposit accounts and other fees. It is anticipated that noninterest income will continue to increase as our bank expands its customer base and adds to our existing menu of products and services.

Provision for Loan Losses

The provision for loan losses was $440.4 thousand, a decrease of $30.5 thousand during 2003 compared to $470.9 thousand during 2002. Provisions for losses in the portfolio are charged to earnings in an amount sufficient, in management's judgment, to cover probable losses based upon the overall inherent risk in the bank's loan portfolio, current economic conditions and historical trends. The decrease between years noted above, is due in part to a large percentage of residential mortgage loans being added to the portfolio and the payoff of a commercial loan classified as substandard. (See "Allowance for Loan Losses"). Loans totaling $1.3 million are classified as substandard at December 31, 2003 compared to $1.5 million at December 31, 2002.

Noninterest Expense

Noninterest expense amounted to $6.1 million in 2003 compared to $4.1 million in 2002. Salaries and employee benefits increased from $2.1 million in 2002 to $2.9 million in 2003 as the number of full-time equivalent employees increased from 60 to 99 at December 31, 2002 and 2003 respectively. Occupancy, equipment and furnishings expense increased from $682.5 thousand during 2002 to $968.2 thousand during 2003. This increase was primarily the result of costs associated with occupying the newly renovated branch and corporate headquarters located in Buffalo, New York during November 2002 and completing the construction of the bank's sixth branch office located in Amherst, New York during June 2003. Data processing expense increased from $463.7 thousand during 2002 to $607.5 thousand during 2003 as the number of customer accounts at December 31, 2002 and 2003 increased from 16,974 to 24,306, respectively. Data processing costs are directly linked to the number of customer account and transactions processed through those accounts.

Average Balance Sheets with Resultant Interest and Rates
	Years ended December 31,
	2003			2002			2001
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-bearing deposits	$ 7,937,559	$ 85,726	1.08%	$ 8,987,688	$ 159,082	1.77%	$ 8,106,616	$ 323,597	3.99%
Federal funds sold	-	-	-	200,925	663	0.33	4,483,385	267,124	5.96
Securities available for sale	92,299,212	3,765,808	4.08	42,437,531	2,096,414	4.94	17,898,092	999,277	5.58
FHLB Stock	1,304,554	41,354	3.17	602,138	28,782	4.78	25,585	-	-
Loans [1]	181,876,885	10,785,299	5.93	106,535,000	7,105,885	6.67	38,941,928	2,853,392	7.33
Total interest-earning assets	283,418,210	14,678,187	4.92	158,763,282	9,390,826	5.91	69,455,606	4,443,390	6.40
Cash and due from banks	4,586,752			2,938,224			2,158,193
Premises and equipment	6,261,856			3,285,839			2,397,448
Other assets	2,413,539			1,853,405			1,302,189
Total assets	$296,680,357			$ 166,840,750			$ 75,313,436
Liabilities and shareholders' equity:
Deposits:
Interest-bearing checking	12,176,846	103,503	0.85	7,649,951	88,739	1.16	5,779,661	64,154	1.11
Savings	177,871,103	4,428,990	2.49	58,789,949	1,740,182	2.96	7,376,145	224,435	3.04
Money market	10,451,047	153,630	1.47	17,226,582	344,532	2.00	14,590,134	548,531	3.76
Certificates of deposit	62,760,481	1,600,393	2.55	58,647,706	2,416,285	4.12	36,567,188	2,016,554	5.51
Total interest-bearing deposits	263,259,477	6,286,516	2.39	142,314,188	4,589,738	3.23	64,313,128	2,853,674	4.44
Short-term borrowings	3,810,056	49,912	1.31	1,348,138	20,357	1.51	189,992	3,983	2.10
Long-term borrowings	1,538,462	19,385	1.26	-	-	-	-	-	-
Total interest-bearing liabilities	268,607,995	6,355,813	2.37	143,662,326	4,610,095	3.21	64,503,120	2,857,657	4.43
Net interest spread		$ 8,322,374	2.55		$ 4,780,731	2.70		$ 1,585,733	1.97
Non-interest-bearing deposits	9,145,267			6,337,720			1,112,700
Other liabilities	1,167,811			480,631			271,661
Shareholders' equity	17,759,284			16,360,073			9,425,955
Total liabilities and
shareholders' equity	$296,680,357			$ 166,840,750			$ 75,313,436
Net interest margin			2.94%			3.01%			2.28%

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the bank's interest income and interest expense. Information is provided in each category with respect to changes attributable to changes in volume (changes in volume multiplied by prior rate), changes attributable to changes in rate (changes in rate multiplied by prior volume), and the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Rate / Volume Analysis

	The year ended December 31, 2003 versus the year ended December 31, 2002
	Due to Change in:
	Volume	Rate	Total
Interest income
Interest-bearing deposits	$(16,916)	$(56,440)	$(73,356)
Federal funds sold	(332)	(331)	(663)
Securities available for sale	1,959,769	(290,375)	1,669,394
FHLB Stock	17,676	(5,104)	12,572
Loans	4,364,035	(684,621)	3,679,414
Total interest income [2,3]	6,324,232	(1,036,871)	5,287,361
Interest expense:
Deposits:
Interest-bearing checking	(21,401)	36,165	14,764
Savings	5,310,665	(2,621,857)	2,688,808
Money Market	(53,889)	(137,012)	(190,901)
Certificates of deposit	61,531	(877,424)	(815,893)
Total deposits	5,296,906	(3,600,128)	1,696,778
Short-term borrowings	65,328	(35,773)	29,555
Long-term borrowings	9,692	9,693	19,385
Total interest expense [2]	5,371,926	(3,626,208)	1,745,718
Net interest income	$952,306	$2,589,337	$3,541,643

1 Loans in non-accrual status at December 31, 2003 total $286,584.
2 No out of period items or adjustments are included in these amounts.
3 Loan interest income is shown net of $430,349 thousand deferred costs / fees.

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

The bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals and take advantage of investment opportunities. Since its inception in November 1999, the bank's rapidly increasing core deposit base has provided a significant source of funds. During 2003, the bank's deposits increased 83.0% from $197.0 million to $360.6 million, outpacing all existing liquidity needs. However, short-term borrowings from the Federal Home Loan Bank may occasionally be used to offset fluctuations in deposit inflows and outflows and to manage liquidity needs at competitive rates. Federal Home Loan Bank rates are presently well below the bank's cost of funds and are collateralized by certain qualifying securities.

The bank is required to maintain specific amounts of capital pursuant to FDIC regulations. To support the bank's rapid growth, Great Lakes Bancorp, Inc. borrowed $5.0 million from Fifth Third Bank in September 2003 pursuant to a term loan transaction. The net proceeds from this loan were contributed to the capital of the bank. The term loan is secured by a pledge of all outstanding capital stock of the bank. (See "Long-term Debt"). As of December 31, 2003, the bank was in compliance with all regulatory capital requirements that were effective as of such date, with a total risk-based capital to risk-weighted assets ratio of 13.0%, a Tier 1 risk-based capital to risk-weighted assets ratio of 12.0% and a leverage ratio of 6.4%. These ratios greatly exceed the minimum capital ratios as required by federal and state regulations.

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

The primary objectives of our interest rate risk management strategy are to:

•	evaluate the interest rate risk inherent in certain balance sheet accounts;
•	determine the appropriate level of interest rate risk given our business plan, the current business environment and our capital and liquidity requirements; and
•	manage interest rate risk in a manner consistent with the approved guidelines and policies set by our board of directors.

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

The bank has contracted with an outside balance sheet consultant who utilizes financial data provided by management to review and analyze interest rate risk ("IRR") measurements on a quarterly basis. The last current position assessment, conducted as of December 31, 2003 concluded that the bank's interest rate risk profile remained structurally asset sensitive. Assuming an immediate +200 basis point shock to the existing balance sheet, estimated net interest income would decrease approximately 4.8% during the first two years and increase 35.3% between the third and fifth years. Assuming an immediate -100 basis point shock to the existing balance sheet, estimated net interest income would increase approximately 1.8% during the first year and decrease 38.9% between the second and fifth years. Anticipating a rising interest rate scenario, management believes the balance sheet is well positioned to provide positive long-term net interest income growth.

At December 31, 2003, the bank's one-year "gap" position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a positive $59.5 million. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position is likely to experience a decline in net interest income as the cost of its interest-bearing liabilities increase at a rate faster than its yield on interest-earning assets. In comparison, an institution with a positive gap is likely to realize an increase in its net interest income in a rising interest rate environment.

The following table sets forth the bank's condensed static gap schedule as of December 31, 2003:
	As of December 31, 2003
		Over	Over
		Three Months	One Year
	Three Months	Though	Through	Over
	or Less	One Year	Five Years	Five Years	Total
	(Dollars in thousands)

Interest earning assets:
Investment securities	$11,120	$25,191	$79,200	$23,726	$139,237
Other investment securities	1,581	-	-	-	1,581
Loans:
Fixed rate	14,505	35,366	90,678	28,206	168,755
Variable rate	31,201	3,630	15,429	2,927	53,187
Total interest earning assets	$58,407	$64,187	$185,307	$54,859	362,760

Interest bearing liabilities:
Interest bearing deposits:
Interest bearing transaction accounts	$-	$-	$-	$18,289	$18,289
Savings	11,306	2	-	233,633	244,941
Time deposits	2,592	49,232	32,572	-	84,396
Total interest bearing deposits	13,898	49,234	32,572	251,922	347,626
Long term borrowings:	-	-	5,000	-	5,000
Total interest bearing liabilities	$13,898	$49,234	$37,572	$251,922	$352,626

Interest rate gap	$44,509	$14,953	$147,735	$(197,063)	$10,134

Cumulative period gap	$44,509	$59,462	$207,197	$10,134

Cumulative period gap to total assets	4.20%	1.94%	3.06%	1.03%

Item 7.     Financial Statements

Great Lakes Bancorp, Inc. and Subsidiary
Index to Consolidated Financial Statements

Page
Management's Report	26

Independent Auditor's Report on the Consolidated Financial Statements	27

Consolidated Balance Sheets at December 31, 2003 and 2002	28

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	29

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31,
2003, 2002 and 2001	30

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	32

Notes to Consolidated Financial Statements	33

Management's Report

The accompanying consolidated financial statements and related notes of the company were prepared by management in conformity with accounting principles generally accepted in the United States of America. Management is responsible for the integrity and fair presentation of these consolidated financial statements.

Management has in place an internal accounting control system designed to safeguard corporate assets from material loss or misuse and to ensure that all transactions are first properly authorized and then recorded in the company's records. The internal control system includes an organization structure that provides appropriate delegation of authority and segregation of duties, established policies and procedures, and comprehensive internal audit and loan review programs. Management believes that this system provides assurance that the company's assets are adequately safeguarded and that its records, which are the basis for the preparation of all financial statements, are reliable.

The Audit Committee of the board of directors consists solely of directors who are not employees of the company. During 2003, the Audit Committee met six times with internal auditors, the independent accountants, and representatives of senior management to discuss the results of examination and to review their activities to ensure that each is properly discharging its responsibilities. The independent accountants, internal auditors and individuals responsible for credit review have direct and unrestricted access to the Audit Committee at all times.

The company's consolidated financial statements have been audited by Freed Maxick & Battaglia CPAs, PC, independent, certified public accountants. Their Report of Independent Accountants, which is based on an audit made in accordance with auditing standards generally accepted in the United States of America, expresses an opinion as to the fair presentation of the consolidated financial statements. In performing their audit, Freed Maxick & Battaglia CPAs, PC considers the company's internal control structure to the extent it deems necessary in order to issue its opinion on the consolidated financial statements.

/s/ Andrew W. Dorn, Jr.	/s/ Kim S. Destro
Andrew W. Dorn, Jr.	Kim S. Destro, CPA
President & Chief Executive Officer	Vice President & Chief Financial Officer

Freed Maxick & Battaglia, CPAs, PC

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
of Great Lakes Bancorp, Inc.
and its wholly owned subsidiary
Greater Buffalo Savings Bank

We have audited the accompanying consolidated balance sheet of Great Lakes Bancorp, Inc. and its wholly owned subsidiary Greater Buffalo Savings Bank as of December 31, 2003 and 2002, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Lake Bancorp, Inc. and its wholly owned subsidiary Greater Buffalo Savings Bank as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Freed Maxick & Battaglia, CPAs, PC

Buffalo, New York
February 26, 2004

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets

Assets	December 31, 2003	December 31, 2002
Cash and cash equivalents:
Cash and due from banks	$5,165,380	$3,518,565
Interest-bearing deposits in other financial institutions	4,038,151	13,585,964
Total cash and cash equivalents	9,203,531	17,104,529
Securities available for sale	137,232,916	56,725,551
Securities held to maturity (fair value approximates $1,987,500)	2,000,000	-
Federal Home Loan Bank stock, at cost	1,580,800	683,000
Loans, net of allowance for loan losses of $1,807,000 and $1,377,000	225,951,599	142,257,683
Premises and equipment, net	7,765,696	5,307,920
Deferred tax asset, net	519,378	1,010,781
Other assets	1,888,878	1,494,402
Total assets	$386,142,798	$224,583,866

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$13,009,820	$7,121,404
Interest-bearing	347,630,276	189,907,505
Total deposits	360,640,096	197,028,909
Short-term borrowings	1,358,549	9,139,501
Long-term debt	5,000,000	-
Accrued expenses and other liabilities	1,081,051	812,114
Total liabilities	368,079,696	206,980,524
Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock - voting, $0.001 par value, 20,000,000 shares authorized,
1,961,620 shares issued and outstanding	1,962	1,962
Class B Common stock - non-voting, $0.001 par value, 5,000,000 shares
authorized, 115,750 shares issued and outstanding	116	116
Additional paid-in capital	18,622,473	18,622,473
Accumulated deficit	(161,479)	(1,487,356)
Accumulated other comprehensive (loss) income, net	(399,970)	466,147
Total shareholders' equity	18,063,102	17,603,342
Total liabilities and shareholders' equity	$386,142,798	$224,583,866

The accompanying notes are an integral part of the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Years ended December 31,
	2003	2002	2001
Interest income:
Loans	$10,187,091	$6,864,340	$2,853,392
Securities	3,473,346	1,992,206	999,277
Interest-bearing deposits and federal funds sold	143,936	191,188	590,721
	13,804,373	9,047,734	4,443,390
Interest expense:
Deposits	6,131,339	4,675,916	2,853,674
Short-term borrowings	47,969	16,322	3,983
Long-term debt	56,045	-	-
Total interest expense	6,235,353	4,692,238	2,857,657
Net interest income	7,569,020	4,355,496	1,585,733
Provision for loan losses	440,447	470,872	833,825
Net interest income after provision for loan losses	7,128,573	3,884,624	751,908
Noninterest income:
Gain on sale of securities, net	579,563	911,199	492,454
Gain on sale of loans, net	63,862	-	-
Gain on sale of real estate owned, net	1,056	-	-
Other operating income	639,681	246,855	138,203
Total noninterest income	1,284,162	1,158,054	630,657
Noninterest expenses:
Salaries and employee benefits	2,945,624	2,088,767	1,331,646
Occupancy, equipment and furnishings	968,236	682,502	560,714
Data processing and operations	607,526	463,706	294,275
Professional services	337,967	128,182	109,229
Printing, postage and supplies	298,987	225,974	162,976
Advertising	268,521	281,446	234,765
Other	638,907	242,757	193,766
Total noninterest expenses	6,065,768	4,113,334	2,887,371
Income (loss) before income taxes	2,346,967	929,344	(1,504,806)
Income tax provision (benefit)	1,021,090	62,445	(584,607)
Net income (loss)	$1,325,877	$866,899	$(920,199)
Net income (loss) per share - basic and diluted	$0.64	$0.42	$(0.79)
Weighted average number of common shares outstanding -
basic and diluted	2,077,370	2,068,466	1,171,780

The accompanying notes are an integral part of the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
Years ended December 31, 2003, 2002 and 2001

					Accumulated
		Class B	Additional		other		Total
	Common	Common stock -	paid-in	Accumulated	comprehensive	Subscriptions	shareholders'
	stock - voting	Non-voting	capital	deficit	Income (loss)	receivable	equity

Balance at December 31, 2000	$ 5,529,800	$ -	$ 5,145,246	$ (1,434,056)	$ 230,823	$ -	$ 9,471,813

Issuance of 338,035 shares of Common stock -
voting	1,690,175	-	1,098,614	-	-	-	2,788,789

Issuance of 61,000 shares of Class B Common
stock - non-voting	-	305,000	198,250	-	-	-	503,250

Subscriptions receivable for 517,625 shares of
Common stock - voting	2,588,125	-	1,682,281	-	-	(4,270,406)	-

Subscriptions receivable for 54,750 shares of
Class B Common stock - non-voting	-	273,750	177,938	-	-	(451,688)	-

Payment of underwriting costs	-	-	(60,825)	-	-	-	(60,825)

Comprehensive loss
Net loss	-	-	-	(920,199)	-	-	(920,199)
Change in net unrealized loss on securities
available for sale, net of tax and
reclassification adjustment	-	-	-	-	(88,290)	-	(88,290)
Total comprehensive loss							(1,008,489)

Balance at December 31, 2001	9,808,100	578,750	8,241,504	(2,354,255)	142,533	(4,722,094)	11,694,538

Issuance of 517,625 shares of Common
stock - voting	-	-	-	-	-	4,270,406	4,270,406

Issuance of 54,750 shares of Class B
Common stock - non-voting	-	-	-	-	-	451,688	451,688

Payment of underwriting costs	-	-	(3,803)	-	-	-	(3,803)

Reorganization - Great Lakes Bancorp, Inc.
exchanges all outstanding GBSB shares,
one-for-one; par value reduced from
$5.00 per share to $0.001 per share	(9,806,138)	(578,634)	10,384,772	-	-	-	-

Comprehensive income:
Net income	-	-	-	866,899	-	-	866,899
Change in net unrealized gain on securities
available for sale, net of tax and
reclassification adjustment	-	-	-	-	323,614	-	323,614
Total comprehensive income							1,190,513

Balance at December 31, 2002	1,962	116	18,622,473	(1,487,356)	466,147	-	17,603,342

Comprehensive income:
Net income	-	-	-	1,325,877	-	-	1,325,877
Change in net unrealized loss on securities
available for sale, net of tax and
reclassification adjustment	-	-	-	-	(866,117)	-	(866,117)
Total comprehensive income							459,760

Balance at December 31, 2003	$ 1,962	$ 116	$ 18,622,473	$ (161,479)	$ (399,970)	$ -	$ 18,063,102

The accompanying notes are an integral part of the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Years ended December 31,
	2003		2002	2001
Cash flows from operating activities:
Net income (loss)	$1,325,877	$	$ 866,899	$(920,199)
Adjustments to reconcile net income (loss) to net cash
	provided (used) by operating activities:
Depreciation, amortization and accretion	1,566,838		581,619	240,007
Deferred income tax expense (benefit)	1,020,614		62,445	(585,107)
Net gain on sale of securities available for sale	(579,563)		(911,199)	(492,453)
Net gain on sale of loans	(63,862)		-	-
Loss on disposition of assets	663		-	2,244
Provision for loan losses	440,447		470,872	833,825
Increase in other assets	(370,476)		(801,112)	(239,243)
Increase in other liabilities	268,937		467,816	7,798
Net cash provided (used) by operating activities	3,609,475		737,340	(1,153,128)
Cash flows from investing activities:
Purchases of securities available for sale	(148,488,888)		(73,960,908)	(39,781,851)
Purchases of securities to be held to maturity	(2,000,000)		-	-
Proceeds from sales of securities available for sale	19,415,394		42,589,418	20,616,461
Proceeds from maturities and calls of securities available for sale	22,000,000		8,000,000	2,501,000
Proceeds from principal paydowns on securities available for sale	25,016,479		3,181,676	612,314
Purchase of Federal Home Loan Bank stock	(897,800)		(350,400)	(332,600)
Purchases of loans	(1,660,272)		-	-
Proceeds from sales of loans	5,500,551		-	-
Net increase in loans receivable	(88,341,129)		(74,054,402)	(56,286,845)
Purchase of premises and equipment	(2,885,043)		(3,134,952)	(330,684)
Net cash used by investing activities	(172,340,708)		(97,729,568)	(73,002,205)
Cash flows from financing activities:
Net increase in deposits	163,611,187		95,895,806	63,966,126
Net (decrease) increase in short-term borrowings	(7,780,952)		9,136,261	(36,896)
Proceeds from long-term debt	5,000,000		-	-
Payment from stock offering, net	-		4,718,291	3,231,214
Net cash provided by financing activities	160,830,235		109,750,358	67,160,444
Net (decrease) increase in cash and cash equivalents	(7,900,998)		12,758,130	(6,994,889)
Cash and cash equivalents at beginning of year	17,104,529		4,346,399	11,341,288
Cash and cash equivalents at end of year	$9,203,531		$17,104,529	$4,346,399
Supplemental disclosure of cash flow information:
Cash paid for interest on deposits and borrowed funds	$6,191,952		$4,687,724	$2,853,023
Cash paid for income taxes	$226		$-	$500

The accompanying notes are an integral part of the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)     Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Greater Buffalo Savings Bank (the Bank) was chartered as a New York State, shareholder owned savings bank on October 8, 1999. The Bank commenced operations on November 9, 1999, offering a broad range of loan and deposit products to consumer and small business customers in Western New York State. Great Lakes Bancorp, Inc. (the Company) was organized in February 2003 under the Delaware Corporation Law for the purpose of becoming a holding company for Greater Buffalo Savings Bank. The Agreement and Plan of Reorganization dated as of February 10, 2003 between Great Lakes Bancorp, Inc. and the Bank was approved at the Annual Meeting of Shareholders of Greater Buffalo Savings Bank held on April 29, 2003. Pursuant to the reorganization, each of the outstanding shares of $5.00 par value common stock and $5.00 par value Class B common stock were exchanged for one share of $.001 par value common stock and $.001 par value Class B common stock, respectively. As a result of the exchange, the Bank became a wholly owned subsidiary of Great Lakes Bancorp, Inc. and the Company has recognized the assets and liabilities of the bank, transferred at their carrying amounts, as of January 1, 2002. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented as if the reorganization occurred on January 1, 2002. The financial statements for the year ended December 31, 2002 reflect only the operations of the Bank, since Great Lakes Bancorp, Inc. had not been formed at that time. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates and Basis of Presentation

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

The accounting principles of the Company conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Certain prior period amounts have been reclassified to conform to the consolidated financial statement presentation of 2003.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits in other financial institutions and federal funds sold maturing in less than ninety days.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans

Loans are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans. Unearned income is amortized to income using a method that approximates the interest method.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. All interest accrued but not collected for loans that are placed on non-accrual is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is management's estimate of probable loan losses inherent in the lending portfolios. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value of observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience and industry practice adjusted for qualitative factors. Additionally, the general component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating the specific losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The Bank performs periodic reviews of its lending portfolios to identify inherent risks and to assess the overall collectibility of those portfolios. An estimated loss percentage is applied to each homogeneous segment, generally consisting of residential mortgage loans, home-equity loans, consumer loans and commercial loans. Additionally, an estimated loss percentage is applied to loans that have been classified as substandard, doubtful or as a loss by the Bank. The estimated losses associated with each of these individual components are then accumulated to obtain the total allowance for loan losses.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, which is calculated on a straight-line basis over the estimated useful lives of the assets. The cost of furniture, fixtures and equipment is being depreciated over periods ranging from three to seven years. The cost of leasehold improvements is being amortized over the estimated useful life of the asset, ranging from fifteen to thirty-nine years.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Compensation Plans

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. (See Note 12)

Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. As of December 31, 2003, 2002 and 2001, all outstanding stock options have not been considered common stock equivalents because their assumed exercise would be anti-dilutive due to the stock option price being equal to or greater than the fair value of the Company stock.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive (loss) income and related tax effects are as follows:

	Years ended December 31,
	2003	2002	2001
Unrealized holding (losses) gains on securities available for sale	$(839,765)	$1,441,714	$342,050
Reclassification adjustment for gains realized in income	(579,563)	(911,199)	(492,454)
Net unrealized (losses) gains	(1,419,328)	530,515	(150,404)
Tax effect	553,211	(206,901)	62,114
Net of tax amount	$(866,117)	$323,614	$(88,290)

The components of accumulated other comprehensive (loss) income, included in shareholders' equity, are as follows:

	December 31,	December 31,
	2003	2002
Net unrealized (losses) gains on securities available for sale	$(655,152)	$764,176
Tax effect	255,182	(298,029)
Accumulated other comprehensive (loss) income	$(399,970)	$466,147

Underwriting Costs

Underwriting costs related to the Bank's secondary offering totaled $0 and $3,803 during the years ended December 31, 2003 and 2002, respectively, and were recorded as a reduction of proceeds from stock issuances.

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of the guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption by the Company on January 1, 2003 has not had a significant effect on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. Transferors to qualified special-purpose entities ("QSPEs") and certain other interest in a QSPE are not subject to the requirements of FIN 46. On December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004, however, for special-purpose entities the Company would be required to apply FIN 46 as of December 31, 2003. The Interpretation had no effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement did not have a material effect on the company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement had no effect on the company's consolidated financial statements.

(2)     Securities

Investments in securities are classified as trading, available for sale or held to maturity. The amortized cost, unrealized gains and losses and approximate fair value of securities available for sale at December 31, 2003 and 2002 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value

Securities available for sale:

U.S. government and federal
agencies:
Due within one year	$499,670	$15,408	$-	$515,078
Due after ten years	16,981,058	-	(689,507)	16,291,551
Mortgage-backed fixed rate pass-
through securities	114,531,845	632,895	(741,862)	114,422,878
Corporate:
Due within one year	1,001,980	23,100	-	1,025,080
Due from one to five years	3,705,050	104,957	-	3,810,007
Due from five to ten years	1,168,465	-	(143)	1,168,322
Total securities available for sale	$137,888,068	$776,360	$(1,431,512)	$137,232,916

	Amortized	Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value

Securities to be held to maturity:

Other debt securities:
Due after ten years	$2,000,000	$-	$(12,500)	$1,987,500
Total securities to be held to maturity	$2,000,000	$-	$(12,500)	$1,987,500

	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Losses	Value

Securities available for sale:

U.S. government and federal
agencies:
Due from one to five years	$8,556,347	$227,934	$(53)	$8,784,228
Due from five to ten years	5,000,000	2,001	-	5,002,001
Mortgage-backed fixed rate pass-
through securities	39,335,869	519,665	(3,057)	39,852,477
Corporate:
Due from one to five years	3,069,159	65,473	(47,787)	3,086,845
Total securities available for sale	$55,961,375	$815,073	$(50,897)	$56,725,551

At December 31, 2003 and 2002, securities with book values of $63,975,269 and $31,688,259 and fair values of $63,520,855 and $32,310,174, respectively were pledged to secure the Bank's Treasury Tax and Loan account with the Federal Reserve Bank, short-term borrowings with the Federal Home Loan Bank, United States District Court accounts, the NYS Linked Deposit Program and subsidized and unsubsidized deposits received from the State of New York.

For the years ended December 31, 2003, 2002 and 2001, proceeds from sales of securities available for sale totaled $19,415,394, $42,589,418 and $20,616,461, respectively. Gross realized gains amounted to $598,726, $927,524 and $521,528, respectively. Gross realized losses amounted to $19,163, $16,325 and $29,074, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities Available for Sale
U.S. government and federal agencies	$689,507	$16,806,629	$-	$-
Mortgage-backed	741,862	114,422,878	-	-
Corporate	143	6,003,409	-	-
Total securities available for sale	$1,431,512	$137,232,916	$-	$-

Securities Held to Maturity
Other	$12,500	$1,987,500	$-	$-
Total securities held to maturity	$12,500	$1,987,500	$-	$-

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

(3)     Loans

Loans receivable are summarized as follows:

	December 31, 2003	December 31, 2002
Mortgage loans on real estate:
Residential	$171,651,595	$109,781,247
Commercial	21,180,629	13,431,483
Home equity	19,924,013	11,996,986
Total mortgage loans on real estate	212,756,237	135,209,716
Commercial loans	10,429,904	6,139,731
Consumer loans	1,199,986	434,136
	224,386,127	141,783,583
Net deferred loan origination costs	3,372,472	1,851,100
Allowance for loan losses	(1,807,000)	(1,377,000)
	$225,951,599	$142,257,683

Nonaccrual and renegotiated loans for which interest has been reduced totaled approximately $286,584 and $821,129 at December 31, 2003 and 2002, respectively. Foregone interest income that would have been recorded under the original terms of such loans totaled $6,954 and $39,419 for the years ended December 31, 2003 and 2002, respectively.

Activity in the allowance for loan losses is summarized as follows:

	Years ended December 31,
	2003	2002	2001

Balance at beginning of year	$1,377,000	$925,000	$92,000
Provision for loan losses	440,447	470,872	833,825
Loans charged-off	(10,695)	(19,585)	(825)
Recoveries of loans previously charged-off	248	713	-
Balance at end of year	$1,807,000	$1,377,000	$925,000

(4)     Premises and Equipment, net

Premises and equipment at December 31, 2003 and 2002 are summarized as follows:

	December 31, 2003	December 31, 2002

Land	$1,822,525	$400,000
Buildings and improvements	3,778,113	2,588,453
Construction in-process	382,733	654,400
Furniture, fixtures and equipment	2,222,418	1,680 619
Leasehold improvements	630,686	628,734
	8,836,475	5,952,206
Less accumulated depreciation and amortization	1,070,779	644,286
	$7,765,696	$5,307,920

Depreciation expense was $426,604, $276,871 and $220,427 for the years ended December 31, 2003, 2002 and 2001, respectively. Construction in process consists primarily of the construction of a new full-service branch in Tonawanda, New York, with an anticipated completion date in Spring 2004. Costs associated with this project are expected to total $1.5 million.

At December 31, 2003, the Bank was obligated under four operating leases for office space in Buffalo, West Seneca, Kenmore and North Tonawanda, New York through October 2009, June 2010, November 2007 and July 2013, respectively. The West Seneca lease contains a cancellation clause, exercisable by the Bank after five years in consideration of a termination fee of either $75,000 or $100,000, based on branch deposits at that time. The North Tonawanda lease contains a cancellation clause with no termination fee, exercisable by the Bank at the end of the 39th month, based on branch deposits at that time. Net rent expense under these operating leases, included in occupancy, equipment and furnishings expense, was $165,571, $153,169 and $131,412 for the years ended December 31, 2003, 2002 and 2001, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 2003 are as follows:

Years Ending	Noncancelable	Cancelable
December 31	Amount	Amount	Total

2004	$167,672	$4,998	$172,670
2005	108,458	82,758	191,216
2006	70,956	133,012	203,968
2007	69,696	133,012	202,708
2008	54,396	133,012	187,408
2009 and thereafter	45,330	315,732	361,062
	$516,508	$802,524	$1,319,032

(5)     Deposits

Deposits at December 31, 2003 are summarized as follows:
	Weighted
	Average Rate	Amount	Percent
Demand and NOW accounts,
including non-interest-bearing deposits of
$13,009,820	0.51%	$31,297,578	8.68%
Money market	1.32	11,306,539	3.14
Passbook savings	2.00	233,634,034	64.78
		276,238,151	76.60
Certificates of deposit	2.23	84,401,945	23.40
		$360,640,096	100.00%

Deposits at December 31, 2002 are summarized as follows:

	Weighted
	Average Rate	Amount	Percent
Demand and NOW accounts,
including non-interest-bearing deposits of
$7,121,404	0.71%	$21,955,121	11.14%
Money market	1.59	12,465,915	6.33
Passbook savings	2.95	110,195,455	55.93
		144,616,491	73.40
Certificates of deposit	2.93	52,412,418	26.60
		$197,028,909	100.00%

The aggregate amount of certificates of deposit in denominations of $100,000 or more at December 31, 2003 and 2002 was $56,540,281 and $20,561,681, respectively.

At December 31, 2003, scheduled maturities of certificates of deposit are as follows:
Due within 12 months	$52,367,699
Due between 12 and 24 months	8,101,839
Due between 24 and 36 months	12,968,321
Due between 36 and 60 months	10,926,420
Thereafter	37,666
$84,401,945

Interest expense on deposits is summarized as follows:

	Years ended December 31,
	2003	2002	2001

Demand and NOW	$151,872	$140,587	$141,529
Money market	147,062	326,382	548,531
Passbook savings	4,242,143	1,786,727	147,060
Certificates of deposit	1,590,262	2,422,220	2,016,554
	$6,131,339	$4,675,916	$2,853,674

(6)     Short-term Borrowings

At December 31, 2003, short-term borrowings consisted of a three-day advance due the Federal Home Loan Bank totaling $1,251,000 with interest at 1.27% and $107,549 of Treasury Tax and Loan deposits through the Bank's Federal Reserve Bank account.

At December 31, 2002, short-term borrowings consisted of two 30-day loans due the Federal Home Loan Bank totaling $9,005,000 with interest at 1.39% and $134,501 of Treasury Tax and Loan deposits through the Bank's Federal Reserve Bank account.

(7)      Long-term Debt

In September 2003, Great Lakes Bancorp, Inc. borrowed $5,000,000 from Fifth Third Bank pursuant to a term loan transaction. The net proceeds from this loan were contributed to the capital of the Bank. This loan is evidenced by a five-year note that provides for interest only payments during the first two years at the prime rate (4% at December 31, 2003) and quarterly payments of $416,667 of principal thereafter until maturity, when the remaining principal balance and all other unpaid obligations under the note are due and payable. The term loan is secured by a pledge of all outstanding capital stock of the Bank.

The provisions of indenture relating to the Fifth Third Bank obligation contain various financial and non-financial covenants. The Company is required to maintain a "well-capitalized" designation, consistent with all applicable banking regulations, and a minimum tangible net worth of $18.3 million. In addition, the Bank's non-performing loan ratio may not exceed 1% and the loss reserve coverage ratio may not fall below 105% at the end of any quarter. As of December 31, 2003, the Company was either in compliance, or obtained a waiver, with all of the financial covenants of the obligation.

Future maturities of long-term debt for the five years subsequent to December 31, 2003 are as follows:
2004	$-
2005	-
2006	1,666,667
2007	1,666,667
2008	1,666,666
$5,000,000

(8)     Income Taxes

Total income taxes were allocated as follows:

	Years ended December 31,
	2003	2002	2001
Income (loss) from operations	$1,021,090	$62,445	$(584,607)
Shareholders' equity, for unrealized (loss) gain on
securities available for sale	(553,211)	206,901	(62,114)
	$467,879	$269,346	$(646,721)

The allocation of federal and state income tax expense (benefit) between current and deferred portions is as follows:

	Years ended December 31,
	2003	2002	2001
Current:
Federal	$-	$-	$-
State	(23,524)	-	500
	(23,524)	-	500
Deferred:
Federal	718,896	287,445	(511,600)
State	325,718	(225,000)	(73,507)
	1,044,614	62,445	(585,107)
	$1,021,090	$62,445	$(584,607)

Income taxes expense differed from the statutory federal income tax rate as follows:

	Years ended December 31,
	2003	2002	2001
Statutory federal tax rate	34.0%	34.0%	(34.0%)
Increase (decrease) resulting from:
Federal rehabilitation investment credit	-	(19.4)	-
State taxes, net of federal tax benefit	8.5	(16.0)	(3.2)
Other, net	1.0	8.1	(1.6)
Total	43.5%	6.7%	(38.8%)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented as follows:

	Years ended December 31,
	2003	2002
Deferred tax assets:
Net unrealized loss on securities available-for-sale	$255,182	$-
Allowance for loan losses	620,636	462,195
Tax loss carryforwards	1,122,656	1,499,095
Tax credit carryovers	244,119	222,799
Other	28,485	217,904
	2,271,078	2,401,993
Deferred tax liabilities:
Net unrealized gain on securities available-for-sale	-	(298,029)
Deferred loan origination costs	(1,334,816)	(839,605)
Depreciation	(416,884)	(253,578)
	(1,751,700)	(1,391,212)
Net deferred tax asset	$519,378	$1,010,781

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers projected future taxable income over the periods in which temporary differences comprising the deferred tax assets will be deductible. Based on its assessment of current and projected operating activity and profitability, management determined that no valuation allowance is necessary at December 31, 2003 and 2002.

The Company has Federal and state net operating loss carryforwards of approximately $3,162,000 and $961,000, respectively, which begin to expire in 2019. The federal rehabilitation investment credit will expire in 2020. The state tax credits have an unlimited carryforward period.

(9)     Off-Balance Sheet Activities

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:
	Contract Amount
	2003	2002

Commitments to grant loans	$11,787,860	$7,592,033
Unfunded commitments under lines-of-credit	21,810,071	9,687,370
Standby letters-of-credit	695,000	-

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the customer.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to exiting customers. These lines-of-credit are uncollateralized, most are adjustable, usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Standby letters-of-credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support private borrowing arrangements and have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments, and at December 31, 2003 such collateral amounted to $695.0 thousand.

(10)     Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Company's and the Bank's actual capital amounts and ratios as of December 31, 2003 and 2002 are presented in the following tables:

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	$ 20,053,072	10.4%	$ 15,425,440	8.0%	$ N/A	N/A%
Greater Buffalo Savings Bank	25,050,164	13.0	15,439,238	8.0	19,299,048	10.0

Tier 1 capital (to risk- weighted assets):
Great Lakes Bancorp, Inc.	18,246,072	9.5	7,682,557	4.0	N/A	N/A
Greater Buffalo Savings Bank	23,243,164	12.0	7,721,981	4.0	11,582,972	6.0

Tier 1 capital (to average assets):
Great Lakes Bancorp, Inc.	18,246,072	5.1	14,310,645	4.0	N/A	N/A
Greater Buffalo Savings Bank	23,243,164	6.4	14,459,200	4.0	18,074,000	5.0

December 31, 2002

Total risk-based capital (to risk-weighted assets):
Greater Buffalo Savings Bank	$ 17,503,414	13.6	$ 10,296,126	8.0	$ 12,870,157	10.0

Tier 1 capital (to risk- weighted assets):
Greater Buffalo Savings Bank	16,126,414	12.6	5,119,497	4.0	7,679,245	6.0

Tier 1 capital (to average assets):
Greater Buffalo Savings Bank	16,126,414	7.7	8,377,358	4.0	10,471,697	5.0

(11)     Employee Benefit Plans

During 2000 the Bank adopted a defined contribution plan covering substantially all employees. The plan provides for a salary deferral arrangement, pursuant to section 401(k) of the Internal Revenue Code as contributions to a savings plan. The plan provides for an annual contribution by the Bank of 3% of an employee's total salary, and one-half dollar for every dollar an employee contributes to the plan, up to an additional 6% of total salary. The amount charged to expense related to the plan was $108,855, $66,535 and $38,537 during the years ended December 31, 2003, 2002 and 2001, respectively.

(12)     Stock Option Plan

Options are available for issuance under the Bank's 2000 and 2002 Stock Option Plans. Under these plans, the Bank may grant non-qualified stock options to directors and founders at an exercise price equal to 100% of market price as determined by the Board of Directors, and incentive stock options to officers and other key employees at an exercise price not less that 100% of market price as determined by the Board of Directors. Generally, the options granted to founders and directors of the Bank vest immediately. Options granted to officers and employees vest over a five-year period. All options expire ten years from the date of grant. The 2000 and 2002 Stock Option Plans authorize the grant of options for up to 180,000 and 200,000 shares of the Bank's Common stock, respectively.

The Bank applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock option plans. Accordingly, no compensation expense is charged to earnings for options that have an exercise price at least equal to 100% of the fair market value of the stock at the date of grant. Had compensation expense for stock option awards been determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", the Bank's pro forma net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

		Years ended December 31,
		2003	2002	2001
Net income	As reported	$1,325,877	$866,899	$(920,199)
	Pro forma	1,233,499	745,895	(1,035,389)
Earnings per share	As reported	0.64	0.42	(0.79)
	Pro forma	0.59	0.36	(0.88)

Total compensation expense would have been $92,378, $121,004 and $115,190 for the years ended December 31, 2003, 2002 and 2001, respectively. In estimating the fair value of the granted stock options, the Bank used the minimum value method. The weighted-average fair value per option of options granted during 2002 and 2001 was determined to be $3.11 and $3.71, respectively, assuming a risk-free interest rate of 4.0% and 5.09%, respectively, and a zero dividend rate. No options were granted in 2003.

The following table summarizes the plan's activity for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	188,000	$10.00	144,950	$10.00	116,000	$-
Granted	-	10.00	49,050	10.00	31,700	10.00
Forfeited	(1,760)	10.00	(6,000)	10.00	(2,750)	10.00
Outstanding at end of year	186,240	10.00	188,000	10.00	144,950	10.00
Options exercisable at year end	136,880	10.00	111,840	10.00	124,850	10.00
Weighted-average fair value of options granted
during the year		$-		$3.11		$3.71

Options outstanding at December 31, 2003 had a weighted average remaining life of 7.07 years compared to 8.07 years and 8.66 years at December 31, 2002 and 2001, respectively.

(13)     Related Party Transactions

At December 31, 2003 and 2002, loans receivable from executive officers, directors and principal shareholders totaled $2,470,357 and $1,305,180, respectively. Corresponding interest income on these loans amounted to $47,579 and $71,589, respectively.

At December 31, 2003, approximately $15,528,850 or 4.3% of total deposits were from executive officers, directors and principal shareholders. At December 31, 2002, approximately $15,716,794 or 8.0% of total deposits were from executive officers, directors and principal shareholders. Interest paid on related party deposits totaled $369,003 and $329,758 for the years ended December 31, 2003 and 2002, respectively.

(14)     Restrictions on Dividends

Federal and state Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. Under these restrictions, the Bank may not, without the prior approval of regulators, declare dividends in excess of the sum of the current year's earnings plus the retained earnings of the two prior years. Payment of dividends is generally determined by a financial institution's growth strategy, prospective rate of earnings, ongoing capital needs, asset quality and the overall financial condition of the organization. We intend to follow a policy of retaining earnings to provide funds to operate and expand the Bank's business. Future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including the Bank's earnings, financial condition, cash requirements and general business conditions.

(15)     Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate their fair value due to their short-term nature.

Securities

Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value of fixed-rate loans is estimated using a discounted cash flow analysis, using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

Deposits

The fair values for demand and NOW, money market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The estimated fair value of the Bank's certificates of deposits approximated $84,618,213 and $53,101,741 at December 31, 2003 and 2002, respectively.

Short-term Borrowing

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values.

Long-term Debt

The fair value of the Company's long-term debt is estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Off-balance Sheet Credit-related Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The estimate fair values, and related carrying or notional amounts, of the Company's financial instruments are as follows:

	December 31,
	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(in thousands)
Financial assets:
Cash and cash equivalents	$5,165	$5,165	$3,519	$3,519
Interest-bearing deposits in other financial institutions	4,038	4,038	13,586	13,586
Securities available for sale	137,233	137,233	56,726	56,726
Securities held to maturity	2,000	1,988	-	-
Federal Home Loan Bank stock	1,581	1,581	683	683
Loans, net	224,386	229,361	141,784	148,436
Accrued interest receivable	1,482	1,482	818	818
Financial liabilities:
Deposits	360,640	360,856	197,029	197,718
Short-term borrowings	1,359	1,359	9,140	9,140
Long-term borrowings	5,000	5,371	-	-
Accrued interest payable	46	46	2	2

Off-balance sheet credit related financial instruments:
Commitments to extend credit		34,293		17,279

(16)     Condensed Financial Statements of Parent Company

Financial information pertaining only to Great Lakes Bancorp, Inc. is as follows:

Balance Sheet

Assets	December 31, 2003
Cash and due from banks	$3,144
Investment in common stock of Greater Buffalo Savings Bank	23,010,426
Other assets	115,864
Total assets	$23,129,434

Liabilities and Shareholders' Equity
Long-term debt	$5,000,000
Accrued expenses and other liabilities	66,332
Total liabilities	5,066,332
Shareholders' equity	18,063,102
Total liabilities and shareholders' equity	$23,129,434

Statement of Income

Year ended
December 31, 2003
Income:
Dividends from Greater Buffalo Savings Bank	$130,500
Expenses:
Interest	56,045
Operating	71,181
Total expenses	127,226
Income before taxes and equity in undistributed net income of Greater Buffalo Savings Bank	3,274
Applicable income tax benefit	(49,402)
52,676
Equity in undistributed net income of Greater Buffalo Savings Bank	1,018,200
Net income	$1,070,876

Statement of Cash Flows
Year ended
December 31, 2003
Cash flows from operating activities:
Net income	$1,070,876
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Deferred income tax benefit	(49,652)
Equity in undistributed net income of Greater Buffalo Savings Bank	(1,018,200)
Increase in other assets	(66,212)
Increase in accrued expenses	66,332
Net cash provided by operating activities	3,144
Cash flows from investing activities:
Investment in Greater Buffalo Savings Bank	(5,000,000)
Net cash used for investing activities	(5,000,000)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	5,000,000
Net cash provided by financing activities	5,000,000
Net increase in cash	3,144
Cash at beginning of year	-
Cash at end of year	$3,144

(17)     Quarterly Data (unaudited)
	Years ended December 31,
	2003				2002
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Interest and dividend income	$ 4,139	$ 3,581	$ 3,204	$ 2,880	$ 2,712	$ 2,476	$ 2,076	$ 1,784
Interest expense	(1,689)	(1,572)	(1,600)	(1,374)	(1,409)	(1,327)	(1,058)	(898)

Net interest income	2,450	2,009	1,604	1,506	1,303	1,149	1,018	886
Provision for loan losses	(190)	(97)	(80)	(73)	(173)	(71)	(99)	(128)

Net interest income, after
provision for loan losses	2,260	1,912	1,524	1,433	1,130	1,078	919	758
Noninterest income	290	324	541	129	531	371	149	107

Noninterest expenses	(1,738)	(1,648)	(1,340)	(1,340)	(1,227)	(1,064)	(950)	(873)

Income before income taxes	812	588	725	222	434	385	118	(8)

Income tax (provision) benefit	(437)	(214)	(283)	(87)	131	(150)	(46)	3

Net income (loss)	$ 375	$ 374	$ 442	$ 135	$ 565	$ 235	$ 72	$ (5)

Earnings (loss) per common share:
Basic and diluted	$ 0.19	$ .18	$ 0.21	$ 0.06	$ 0.28	$ 0.11	$ 0.03	$(0.002)

(18)     Subsequent Event

On January 14, 2004 (record date), the Company offered 1,961,620 shares of common stock to our record date common shareholders and 115,750 shares of Class B common stock to our record date Class B common shareholders at a price of $9.00 per share. Each shareholder was entitled to purchase one share of stock for each share held by him on the record date. Shareholders who fully exercised their rights to purchase shares were entitled to the additional privilege of subscribing for and purchasing, subject to allocation, any shares not purchased by other shareholders in the primary subscription. The expiration date of this offering was March 15, 2004, with payment due on April 1, 2004. As of March 15, 2004, subscriptions had been received for 1,745,469 shares of common stock, totaling $15.7 million in additional capital.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during 2003 or 2002.

Item 8A.     Controls and Procedures

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

Part III

Item 9.     Directors and Executive Officers of the Registrant

Directors and Executive Officers

Our directors and executive officers and their ages as of December 31, 2003 are as follows:

Name	Age	Position (1)

Barry M. Snyder (2)	59	Chairman of the Board of Directors
William A. Evans (3)	63	Vice Chairman of the Board of Directors
Andrew W. Dorn, Jr. (2)	53	President, Chief Executive Officer, Treasurer and Director
Lee M. Storch	52	Executive Vice President and Chief Operating Officer
Louis Sidoni (2)	71	Executive Vice President, Secretary and Director
Kim S. Destro	46	Vice President and Chief Financial Officer
Paul W. Bergman	50	Vice President and Chief Lending Officer
Marylou Borowiak	43	Vice President and Chief Banking Officer
Douglas S. Cohen	44	Vice President and Chief Administrative Officer
Harold Davis	59	Vice President and Chief Information Officer
Frederick A. Wolf (3)	61	Assistant Secretary and Director
Sarah Hill Buck (3)	55	Director
Carolyn B. Frank (2)	44	Director
Fred J. Hanania (4)	70	Director
Luiz F. Kahl (4)	67	Director
Gerard T. Mazurkiewicz (4)	56	Director
Brenda Williams McDuffie (2)	49	Director
Acea M. Mosey-Pawlowski (3)	36	Director
Dennis M. Penman (3)	54	Director
James A. Smith (4)	54	Director
Louis J. Thomas (3)	61	Director
David L. Ulrich (4)	55	Director

______________________

(1) With the exception of Mr. Mazurkiewicz, who was appointed in June 2003, all of our directors have also been directors of Greater Buffalo Savings Bank since its inception in 1999. Our board of directors is divided into three classes, with one class elected each year at our annual meeting of stockholders to serve for a term of three years and until their successors are duly elected and qualified.

(2) Class A Director with a term expiring in 2006.

(3) Class B Director with a term expiring in 2004.

(4) Class C Director with a term expiring in 2005.

Barry M. Snyder has been a director since our inception in 1999 and has served as our Chairman of the Board of Directors since August 2001. He is the Chairman of the Board of Tuxedo Junction, a chain of formal wear rental stores, and the Chairman of the Board of Great Skate Hockey Supply Company, a distributor of hockey equipment in the United States. Mr. Snyder is a graduate of the State University of New York at Buffalo.

William A. Evans has been a director since our inception in 1999 and serves as our Vice Chairman of the Board of Directors. Since the sale of his business in 1995, Mr. Evans has been engaged in the management of Evans Enterprises, a private investment company. Mr. Evans is a graduate of the United States Military Academy at West Point and the University of Florida School of Law.

Andrew W. Dorn, Jr. has served as our President and Chief Executive Officer, Treasurer and as a director since we began operations in 1999. From 1995 to 1998, he served in the same capacity for Jamestown Savings Bank. Mr. Dorn is a graduate of the State University of New York at Buffalo and earned a masters degree in business administration from Canisius College.

Lee M. Storch joined Greater Buffalo Savings Bank in August 2003 and was named Executive Vice President and Chief Operating Officer of Great Lakes Bancorp, Inc. in September 2003. He has extensive experience in banking having been employed in various capacities with several banks from 1983 to 1996. After serving as President & Chief Executive Officer of Neuman Microtechnologies, Inc. from 1996 to 1999, he joined Orr & Reno, PA, a New Hampshire law firm, as Director of Administration. He is a graduate of Babson College and received a masters degree in business administration from Suffolk University.

Louis Sidoni has been an Executive Vice President, Secretary and a director since our inception in 1999. From 1993 until June 1998, he served as an Executive Vice President and Chief Operating Officer of Jamestown Savings Bank. Mr. Sidoni is a graduate of the University of Buffalo.

Kim S. Destro has been our Vice President and Chief Financial Officer since November 1999. From January 1997 until November 1999, she served as Vice President and Controller for Jamestown Savings Bank. Ms. Destro received a Bachelors of Science - Accounting degree from the State University of New York at Fredonia, and is a certified public accountant.

Paul W. Bergman has been our Vice President and Chief Lending Officer since our inception in 1999. From 1991 until such time, he was a Vice President of Key Corp. Mr. Bergman is a graduate of Canisius College.

Marylou Borowiak has been our Vice President and Chief Banking Officer since May 2000. From 1993 until May 200, she served as a regional Vice President for First Niagara Bank. Ms. Borowiak is a graduate of the State University of New York at Buffalo.

Douglas S. Cohen was appointed Vice President and Chief Administrative Officer in September 2003. From June 2001 until joining Greater Buffalo Savings Bank in June 2002, Mr. Cohen was engaged in a private consulting business. From June 1984 until June 2001, he served in various capacities at HSBC Bank USA. Mr. Cohen is a graduate of the State University of New York at Binghamton and received a masters degree in business and a certificate in human resource management from the State University of New York at Buffalo School of Management.

Harold Davis has been our Vice President and Chief Information Officer since our inception in 1999. From 1993 until January 1999, he served in a similar capacity for First Niagara Bank. Mr. Davis is a graduate of the State University of New York at Buffalo.

Frederick A. Wolf has been a director and has served as our Assistant Secretary since our inception in 1999. Since January 2000, Mr. Wolf has been County Attorney for the County of Erie, New York. Prior thereto, Mr. Wolf was engaged in the private practice of law in Buffalo, New York for approximately 32 years. Mr. Wolf is a graduate of the University of Buffalo and the State University of New York at Buffalo School of Law.

Sarah Hill Buck has been a director since our inception in 1999. Since 1986, she has been the owner and President of Fiduciary Services, Inc., a provider of fiduciary tax and accounting services. Prior thereto, Ms. Buck was engaged in the private practice of law in Buffalo, New York. Ms. Buck is a graduate of Bethany College and received a masters degree in psychology from the Ohio State University and a J.D. degree from the State University of New York at Buffalo School of Law.

Carolyn B. Frank has served as a director since our inception in 1999. From 1987 until May 2002, she was associated with Kaleida Health Systems serving, at various times, as Chief Financial Officer, Chief Executive Officer and President. Since May 2002, she has been an independent consultant to the health care industry. Mrs. Frank is a graduate of Canisius College.

Fred J. Hanania has been a director since our inception in 1999. From 1969 until his withdrawal from day to day management in 1989, he was the President of BWC Transportation, a cartage, leasing and transportation company. Since 1989, he has been engaged in real estate development and management. Mr. Hanania attended the University of Buffalo.

Luiz F. Kahl has been a director since our inception in 1999. Since 1995, he has been a principal in, and the President of, Vector Group, LLC, a private investment company. Prior thereto, Mr. Kahl was President of Carborundum Company, a manufacturer of high technology ceramic materials and ceramic fibers. Mr. Kahl received a B.S. in Engineering from the University of Rio de Janeiro and a M.S.M.E. degree from the University of Houston.

Gerard T. Mazurkiewicz was appointed a director in June 2003. Currently he provides tax and business consulting services to a number of private and public companies. He was employed in the Buffalo office of KPMG LLP since 1969 and was appointed Partner in Charge of the Upstate New York/Albany tax practice in 1996, serving in that capacity until his retirement from KPMG in January 2002. Mr. Mazurkiewicz is a graduate of the State University of New York at Buffalo and is a certified public accountant.

Brenda Williams McDuffie has been a director since our inception in 1999. She has been President of the Buffalo Urban League, Inc. since 1998. Prior thereto, she served as Executive Director for the Buffalo and Erie County Private Industry Council for 15 years. Ms. McDuffie is a graduate of the State University College of New York at Buffalo and also earned a Graduate Certificate in Human Resource Development from the State University of New York at Buffalo School of Management.

Acea M. Mosey-Pawlowski has been a director since our inception in 1999. Since 1995, she has been engaged in the private practice of law in Buffalo, New York and has served as in-house counsel to Allied Publishing Service, a national wholesaler of magazines. She is a graduate of Canisius College and the Thomas Cooley School of Law.

Dennis M. Penman has been a director since our inception in 1999. He has been an Executive Vice President and Chief Operating Officer of M. J. Peterson Real Estate Corporation, a real estate brokerage and development company, since 1980. Mr. Penman is a graduate of the State University of New York at Buffalo and the Institute of Real Estate Management.

James A. Smith has been a director since our inception in 1999. He has been a practicing orthopedic since 1974. Dr. Smith is a graduate of Georgetown University and the State University of New York at Buffalo School of Medicine.

Louis J. Thomas has been a director since our inception in 1999. Since 1970, he has served in various capacities with the United Steelworkers Union, and currently serves as Director of District 4, covering the Northeastern United States and the Commonwealth of Puerto Rico. Mr. Thomas attended East Stroudsburg State College and served on the faculty of Syracuse University.

David L. Ulrich has been a director since our inception in 1999. Since 1984, he has been the owner and President of Ulrich & Company, a full service insurance agency. In addition, since 1992, he has been the owner and President of Ulrich Development Company, LLC, a real estate development company. Mr. Ulrich is a graduate of Ball State University and The Home Insurance Company School of Insurance.

Item 10.     Executive Compensation

Compensation of Directors

During 2003, unsalaried members of our board of directors received annual compensation of $3,000 for attendance at all board and committee Meetings. Members of our Executive Committee received an additional stipend in the amount of $1,800. Total director's fees during 2003 amounted to $51,500.

Compensation of Our Executive Officers

The following table sets forth the cash compensation as well as certain other compensation paid during the years ended December 31, 2001, 2002 and 2003 for our Chief Executive Officer. None of our other executive officers received annual compensation in excess of $100,000. The amounts shown include compensation for services in all compensation capacities.

	Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options/ SARs(2)	All Other Compensation

Andrew W. Dorn, Jr., President, Chief Executive Officer and Treasurer	2003	$140,000	$21,000	$ 8,345(1)	__	-
	2002	120,000	-	7,200(1)	12,000	-
		120,000	-	7,200(1)	__	-

(1)	Consists of employer contributions and matching contributions made by us for the benefit of Mr. Dorn pursuant to our 401(k) Plan.
(2)	Consists of grants to Mr. Dorn under our 2000 Stock Option Plan.

Employee Plans

2000 Stock Option Plan. In October 1999, the Greater Buffalo Savings Bank 2000 Stock Option Plan, or the 2000 Stock Option Plan, was adopted by Greater Buffalo Savings Bank and subsequently approved by our shareholders and the New York State Superintendent of Banks. In connection with our formation as a holding company for Greater Buffalo Savings Bank, this plan was assumed by us. 180,000 shares of our common stock have been reserved for issuance under the 2000 Option Plan. Pursuant to this plan, non-qualified stock options may be granted to our directors and founders and incentive stock options may be granted to our employees, including our officers. In each instance, the exercise price for the options shall not be less than the greater of (i) the fair market value of our common stock on the date of grant as determined by our board of directors and (ii) $10. Generally, options granted to our directors and founders vest immediately and options granted to our employees vest over a 5-year period at the rate of 20% per year beginning one year from the date of grant. All options granted under the 2000 Option Plan expire ten years from the date of grant. In 2003, no options were granted under the 2000 Option Plan.

2002 Stock Option Plan. In February 2002, the Greater Buffalo Savings Bank 2002 Stock Option Plan, or the 2002 Stock Option Plan, was adopted by Greater Buffalo Savings Bank and subsequently approved by its stockholders and the New York State Superintendent of Banks. In connection with our formation as a holding company for Greater Buffalo Savings Bank, this plan was assumed by us. 200,000 shares of our common stock have been reserved for issuance under the 2002 Stock Option Plan. Pursuant to this plan, non-qualified stock options may be granted to our directors and founders and incentive stock options may be granted to our employees, including our officers. In each instance, the exercise price of the options shall not be less than the greater of (i) the fair market value of our common stock on the date of grant as determined by our Board of Directors or (ii) $10. Generally, options granted to our directors vest immediately and options granted to our employees vest over a 5-year period at the rate of 20% per year beginning one year from the date of grant. All options granted under the 2002 Option Plan expire ten years from the date of grant. In 2003, no options were granted under the 2002 Option Plan.

401(k) Plan. We maintain a 401(k) retirement savings plan which covers substantially all of our employees, including our executive officers, who have completed at least 365 days of service. We contribute an annual amount equal to 3% of each participant's base salary. Eligible participants may also contribute up to 15% of their annual compensation (15% for highly compensated employees), subject to an annual limitation as adjusted by the provisions of the Internal Revenue Code of 1986, as amended, or the Code. Participant contributions are matched by us in an amount equal to 50% of the participant's contributions. Our matching contributions are limited to an additional 3% of the participant's base salary and vest at the rate of 20% per year.

Options Granted in Last Fiscal Year

There were no stock options granted in 2003.

Aggregate Option Exercised in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information with respect to our executive officers named in the compensation table set forth above concerning the exercise of options during 2003 and unexercised options held at the end of 2003.

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised in-the-Money Options At Fiscal Year End (1)
Name and Principal Position	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Andrew W. Dorn, Jr., President, Chief Executive Officer and Treasurer	0	$ 0	22,400	17,600	$ 0	$ 0

(1)	Represents the difference between $8.70, the book value of our common stock as of December 31, 2003, and the exercise prices of such options which are exercisable at an exercise price of $10.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003, including the 2000 Stock Option Plan and the 2002 Stock Option Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	186,240	$10	193,760

Equity compensation plans not approved by security holders	-	-	-

Total	186,240	$10	193,760

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The non-employee members of our Executive Committee currently serve as our Compensation Committee. This committee makes recommendations to our board of directors with respect to the compensation of our executive officers and reviews all of our employment policies and benefit programs.

The base salary of our Chief Executive Officer was initially set in November 1999 to be competitive with that of chief executive officers at other de novo banks. Our Compensation Committee has adopted a compensation strategy for our Chief Executive Officer that utilizes reasonable salaries and places heavy emphasis on incentive compensation such as cash bonuses and stock options in order to reward contributions to our long-term success. In 2003, our Chief Executive Officer's salary was increased by $20,000 to $140,000 and a bonus of $21,000 was awarded at year end. We anticipate the base salaries of our executive officers will continue to be determined by the growth and profitability of the Bank and will also be determined by competitive, market-based pay practices, performance evaluations and expected future contributions. Base salaries will most likely be targeted at the median level of salaries at comparable banks for executives with similar experience, but will also take into account unique responsibilities and performance.

Barry M. Snyder, Chairman
William A. Evans
Luiz F. Kahl
David L. Ulrich
Frederick A. Wolf
Carolyn B. Frank

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information as of December 31, 2003 regarding the beneficial ownership of our common stock and Class B common stock by: (i) each person or entity who is known by us to own beneficially more than 5% of our common stock or 5% or more of our Class B common stock; (ii) by each director; (iii) by each of or our executive officers and (iv) by all of our executive officers and directors as a group.

	Common Stock		Class B Common Stock
Directors, Officers and 5% Shareholders	Number of Shares (1)	Percentage Of Class	Number of Shares (1)	Percentage of Class

Barry M. Snyder (2)(3)	184,290	9.39	-	-
William A. Evans (2)(4)	123,200	6.28	-	-
Andrew W. Dorn, Jr. (2)(5)	40,600	2.07	-	-
Louis Sidoni (2)(6)	32,600	1.66	-	-
Lee M. Storch (2)	-	-	-	-
Kim S. Destro (2)(7)	3,420	*	-	-
Paul W. Bergman (2)(8)	4,220	*	-	-
Marylou Borowiak (2)(9)	5,220	*	-	-
Douglas S. Cohen (2)	-	-	-	-
Harold Davis (2)(10)	3,120	*	-	-
Frederick A. Wolf (2)(11)	35,200	1.79	-	-
Sarah Hill Buck (2)(12)	7,700	*	-	-
Carolyn B. Frank (2)(13)	7,200	*	-	-
Fred J. Hanania (2)(14)	43,200	2.20	-	-
Luiz F. Kahl (2)(15)	23,200	1.18	-	-
Gerard T. Mazurkiewicz (2)	-	-	-	-
Brenda Williams McDuffie (2)(16)	4,200	*	-	-
Acea M. Mosey-Pawlowski (2)(17)	42,443	2.16	-	-
Dennis M. Penman (2)(18)	4,200	*	-	-
James A. Smith (2)(19)	103,200	5.26	-	-
Louis J. Thomas (2)(20)	7,700	*	-	-
David L. Ulrich (2)(21)	103,200	5.26	-	-
All Directors and Executive Officers as a Group (21 persons) (22)	778,113	39.67	-	-
Jeremy M. Jacobs	97,880	4.99	115,750	100

*Less than 1%.

(1)

Rounded to the nearest whole share. Unless otherwise indicated in the footnotes, each of the shareholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by such shareholder, except to the extent that authority is shared by spouses under applicable law.

(2)	The business address of each of the executive officers and directors is 2421 Main Street, Buffalo, New York 14214.

(3)

Includes (i) 181,090 shares of common stock held by Lindrew Properties, LLC, a family limited liability company of which Mr. Snyder is the sole voting member and (ii) 2,000 shares of common stock issuable under options granted to Mr. Snyder under the 2000 Stock Option Plan and 1,200 shares of common stock issuable under options granted to Mr. Snyder under the 2002 Stock Option Plan which are exercisable within 60 days.

(4)	Includes 12,000 shares of common stock issuable under options granted to Mr. Evans under the 2000 Stock Option Plan and 1,200 shares of common stock issuable under options granted to Mr. Evans under the 2002 Stock Option Plan which are exercisable within 60 days.

(5)	Includes (i) 100 shares of common stock owned directly by Mr. Dorn's spouse, as to which Mr. Dorn disclaims beneficial ownership and (ii) 22,400 shares of common stock issuable under options granted to Mr. Dorn under the 2000 Stock Option Plan which are exercisable within 60 days. Excludes 17,600 shares of common stock issuable under options granted to Mr. Dorn under the 2000 Stock Option Plan which are not exercisable within 60 days.

(6)	Includes (i) 4,000 shares of common stock owned by D. A. Ross Irrevocable Trust of which Mr. Sidoni is co-Trustee and shares voting and investment power and (ii) 16,600 shares of common stock issuable under options granted to Mr. Sidoni under the 2000 Stock Option Plan which are exercisable within 60 days. Excludes 8,400 shares of common stock issuable under options granted to Mr. Sidoni under the 2000 Stock Option Plan which are not exercisable within 60 days.

(7)	Includes 2,420 shares of common stock issuable under options granted to Ms. Destro under the 2000 Stock Option Plan which are exercisable within 60 days. Excludes 3,580 shares of common stock issuable under options granted to Ms. Destro under the 2000 Stock Option Plan which are not exercisable within 60 days.

(8)	Includes 2,720 shares of common stock issuable under options granted to Mr. Bergman under the 2000 Stock Option Plan which are exercisable within 60 days. Excludes 3,280 shares of common stock issuable under options granted to Mr. Bergman under the 2000 Stock Option Plan which are not exercisable within 60 days.

(9)	Includes 1,420 shares of common stock issuable under options granted to Ms. Borowiak under the 2000 Stock Option Plan which are exercisable within 60 days. Excludes 3,580 shares of common stock issuable under options granted to Ms. Borowiak under the 2000 Stock Option Plan which are not exercisable within 60 days.

(10)	Includes 3,020 shares of common stock issuable under options granted to Mr. Davis under the 2000 Stock Option Plan which are exercisable within 60 days. Excludes 2,980 shares of common stock issuable under options granted to Mr. Davis under the 2000 Stock Option Plan which are not exercisable within 60 days.

(11)	Includes 9,000 shares of common stock issuable under options granted to Mr. Wolf under the 2000 Stock Option Plan and 1,200 shares of common stock issuable under options granted to Mr. Wolf under the 2002 Stock Option Plan which are exercisable within 60 days.

(12)	Includes 2,000 shares of common stock issuable under options granted to Ms. Buck under the 2000 Stock Option Plan and 1,200 shares of common stock issuable under options granted to Ms. Buck under the 2002 Stock Option Plan which are exercisable within 60 days.

(13)	Includes 2,000 shares of common stock issuable under options granted to Mrs. Frank under the 2000 Stock Option Plan and 1,200 shares of common stock issuable under options granted to Mrs. Frank under the 2002 Stock Option Plan which are exercisable within 60 days.

(14)	Includes 2,000 shares of common stock issuable under options granted to Mr. Hanania under the 2000 Stock Option Plan and 1,200 shares of common stock issuable under options granted to Mr. Hanania under the 2002 Stock Option Plan which are exercisable within 60 days.

(15)	Includes 2,000 shares of common stock issuable under options granted to Mr. Kahl under the 2000 Stock Option Plan and 1,200 shares of common stock issuable under options granted to Mr. Kahl under the 2002 Stock Option Plan which are exercisable within 60 days.

(16)	Includes 2,000 shares of common stock issuable under options granted to Ms. McDuffie under the 2000 Stock Option Plan and 1,200 shares of common stock issuable under options granted to Ms. McDuffie under the 2002 Stock Option Plan which are exercisable within 60 days.

(17)	Includes 2,000 shares of common stock issuable under options granted to Ms. Mosey-Pawlowski under the 2000 Stock Option Plan and 1,200 shares of common stock issuable under options granted to Ms. Mosey-Pawlowski under the 2002 Stock Option Plan which are exercisable within 60 days.

(18)	Includes 2,000 shares of common stock issuable under options granted to Mr. Penman under the 2000 Stock Option Plan and 1,200 shares of common stock issuable under options granted to Mr. Penman under the 2002 Stock Option Plan which are exercisable within 60 days.

(19)

Includes 2,000 shares of common stock issuable under options granted to Mr. Smith under the 2000 Stock Option Plan and 1,200 shares of common stock issuable under options granted to Mr. Smith under the 2002 Stock Option Plan which are exercisable within 60 days.

(20)

Includes 2,000 shares of common stock issuable under options granted to Mr. Thomas under the 2000 Stock Option Plan and 1,200 shares of common stock issuable under options granted to Mr. Thomas under the 2002 Stock Option Plan which are exercisable within 60 days.

(21)	Includes 2,000 shares of common stock issuable under options granted to Mr. Ulrich under the 2000 Stock Option Plan and 1,200 shares of common stock issuable under options granted to Mr. Ulrich under the 2002 Stock Option Plan which are exercisable within 60 days.

(22)	Includes an aggregate of 85,580 shares of common stock issuable under options granted to our executive officers and directors under the 2000 Stock Option Plan and the 2002 Stock Option Plan which are exercisable within 60 days. Excludes an aggregate of 61,020 shares of common stock issuable under options granted to our executive officers and directors under the 2000 Stock Option Plan and the 2002 Stock Option Plan which are not exercisable within 60 days.

Item 12.     Certain Relationships and Related Transactions

CERTAIN TRANSACTIONS

Our directors and executive officers are customers of ours, have had transactions with us in the past and are expected to have transactions with us in the future. Any outstanding transactions made to any of our directors and executive officers were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time of the transaction for comparable transactions with our employees, and did not involve more than normal risk of collection or contain other terms unfavorable to us.

Item 13.     Exhibits and Reports on Form 8-K

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
		(1)	The company filed an 8-K on October 24, 2003, announcing commencement of the construction of its seventh branch location. (subsequently amended,
December 12, 2003)

Item 14.     Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Freed Maxick & Battaglia, CPAs, PC for each of the last two fiscal years for professional services rendered for the audit of the Company's annual financial statements and review of the Company's financial statements included in the Company's quarterly reports on Form 10-Q and services associated with SEC registration statements and other SEC filings were approximately $50,000 for the fiscal year ended December 31, 2003 and $42,300, for the fiscal year ended December 31, 2002.

Audit-Related Fees

Freed Maxick & Battaglia, CPAs, PC did not render any audit-related services during the fiscal years ended December 31, 2003 or December 31, 2002, other than the services described above.

Tax Fees

Freed Maxick & Battaglia, CPAs, PC did not render any services during the fiscal years ended December 31, 2003 or December 31, 2002 that consisted of tax compliance, tax advice or tax planning. However, for the years ended December 31, 2003 and December 31, 2002, the Company utilized RSM McGladrey, a firm affiliated with Freed Maxick & Battaglia, CPAs, PC, for tax related matters. These services consisted of federal and state tax returns preparation, compliance and planning advice, as well as cost segregation studies. The aggregate fees billed by RSM McGladrey for these services approximated $27,900 for the fiscal year ended December 31, 2003 and $7,800 for the fiscal year ended December 31, 2002.

All Other Fees

Freed Maxick & Battaglia, CPAs, PC did not render any services during the fiscal years ended December 31, 2003 or December 31, 2002, other than the services described above.

Audit Committee Administration of the Engagement

The Audit Committee approved all services provided by Freed Maxick & Battaglia, CPAs, PC during 2003 and 2002 prior to those services being performed. The independent accountants of our bank met regularly with the Audit Committee to review the status of any work in process, completed engagements and to discuss both the merits and costs associated with future services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREATER BUFFALO SAVINGS BANK

/s/ Andrew W. Dorn, Jr.	March 26, 2004
Andrew W. Dorn, Jr.
President & Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Louis Sidoni	March 26, 2004
Louis Sidoni
Executive Vice President & Secretary

/s/ Kim S. Destro	March 26, 2004
Kim S. Destro, CPA
Vice President & Chief Financial Officer

A majority of the Board of Directors

/s/ William A. Evans	March 26, 2004
William A. Evans, Esq.

/s/ Carolyn B. Frank	March 26, 2004
Carolyn B. Frank

/s/ Fred J. Hanania	March 26, 2004
Fred J. Hanania

/s/ Luiz F. Kahl	March 26, 2004
Luiz F. Kahl

/s/ Acea M. Mosey	March 26, 2004
Acea M. Mosey, Esq.
64

/s/ Dennis M. Penman	March 26, 2004
Dennis M. Penman

/s/ James A. Smith	March 26, 2004
James A. Smith, M.D.

/s/ Barry M. Snyder	March 26, 2004
Barry M. Snyder

/s/ Louis J. Thomas	March 26, 2004
Louis J. Thomas

/s/ David L. Ulrich	March 26, 2004
David L. Ulrich

/s/ Frederick A. Wolf	March 26, 2004
Frederick A. Wolf, Esq.