Form 10QSB
period 2004-05-14
GREAT LAKES BANCORP INC
filed 2004-05-14
CIK 1217730

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

QUARTERLY OR TRANSITIONAL REPORT UNDER
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY OR TRANSITIONAL REPORT
(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2004

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ______________to________________

Commission File Number 000-50267

GREAT LAKES BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	13-4237490
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

2421 MAIN STREET, BUFFALO, NEW YORK 14214
(Address of principal executive offices)

(716) 961-1900
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Common Stock - voting, par value $.001 per share	3,891,661 shares
(Title of Class)	Outstanding at May 14, 2004

GREAT LAKES BANCORP, INC.

INDEX

Part I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	at March 31, 2004 (Unaudited) and December 31, 2003	3

	Consolidated Statements of Income (Unaudited) -
	Three months ended March 31, 2004 and 2003	4

	Consolidated Statements of Changes in Shareholders' Equity (Unaudited) -
	Three months ended March 31, 2004 and 2003	5

	Consolidated Statements of Cash Flows (Unaudited) -
	Three months ended March 31, 2004 and 2003	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

	Signatures	16

GREAT LAKES BANCORP, INC.
Consolidated Balance Sheets
	March 31,
	2004	December 31,
	(Unaudited)	2003
Assets
Cash and cash equivalents:
Cash and due from banks	$ 8,056,985	$ 5,165,380
Interest-bearing deposits in other financial institutions	328,045	4,038,151
Total cash and cash equivalents	8,385,030	9,203,531
Securities available for sale, at fair value	142,837,628	137,232,916
Securities held to maturity, at amortized cost (fair value of $3,001,250 at March 31, 2004
and $1,987,500 at December 31, 2003)	3,011,155	2,000,000
Federal Home Loan Bank stock, at cost	1,580,800	1,580,800
Loans, net of allowance for loan losses	248,795,637	225,951,599
Premises and equipment, net	8,170,512	7,765,696
Deferred tax asset, net	-	519,378
Other assets	1,656,845	1,888,878
Total assets	$ 414,437,607	$ 386,142,798

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$ 13,725,413	$ 13,009,820
Interest-bearing	363,775,061	347,630,276
Total deposits	377,500,474	360,640,096
Short-term borrowings	485,650	1,358,549
Long-term debt	5,000,000	5,000,000
Deferred tax liability, net	189,426	-
Other liabilities	1,228,010	1,081,051
Total liabilities	384,403,560	368,079,696

Shareholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock - voting, $0.001 par value, 20,000,000 shares authorized, 3,168,770 and
and 1,961,620 shares issued and outstanding, 607,141 and 0 shares subscribed for and	3,776	1,962
unissued, respectively
Class B Common stock - non-voting, $0.001 par value, 5,000,000 shares authorized,
115,750 shares issued and outstanding	116	116
Additional paid-in capital	34,888,253	18,622,473
Retained earnings (accumulated deficit)	498,018	(161,479)
Accumulated other comprehensive income (loss), net	108,153	(399,970)
	35,498,316	18,063,102
Less: Subscriptions receivable, 607,141 and 0 shares Common stock - voting, respectively	(5,464,269)	-
Total shareholders' equity	30,034,047	18,063,102
Total liabilities and shareholders' equity	$ 414,437,607	$ 386,142,798

The accompanying notes are an integral part of the consolidated financial statements.

GREAT LAKES BANCORP, INC.
Consolidated Statements of Income (Unaudited)
	Three months ended March 31,
	2004	2003
Interest income:
Loans	$ 3,134,952	$ 2,254,944
Securities	1,479,541	581,791
Interest-bearing deposits and federal funds sold	13,473	42,820
Total interest income	4,627,966	2,879,555
Interest expense:
Deposits	1,779,089	1,368,026
Short-term borrowings	1,452	6,272
Long-term debt	51,005	-
Total interest expense	1,831,546	1,374,298
Net interest income	2,796,420	1,505,257
Provision for loan losses	(69,430)	72,566
Net interest income after provision for loan losses	2,865,850	1,432,691
Noninterest income:
Gain on sale of securities, net	184,420	15,841
Loss on other real estate owned, net	(7,684)	-
Other operating income	186,284	113,170
Total noninterest income	363,020	129,011
Noninterest expenses:
Salaries and employee benefits	1,058,826	599,910
Occupancy, equipment and furnishings	302,096	233,741
Data processing and operations	185,931	153,774
Advertising	130,406	58,231
Printing, postage and supplies	91,160	100,256
Professional services	90,100	68,822
Other operating expenses	315,905	125,557
Total noninterest expenses	2,174,424	1,340,291
Income before income taxes	1,054,446	221,411
Income tax provision	394,949	86,488
Net income	$ 659,497	$ 134,923
Net income per share - basic and diluted	$ 0.30	$ 0.065
Weighted average number of common shares outstanding - basic and diluted	2,207,624	2,077,370

The accompanying notes are an integral part of the consolidated financial statements.

GREAT LAKES BANCORP, INC.
Consolidated Statements of Shareholders' Equity (Unaudited)
Three months ended March 31, 2004 and 2003

				Retained	Accumulated
		Class B	Additional	earnings	other		Total
	Common	Common stock	paid-in	(accumulated	comprehensive	Subscriptions	shareholders'
	stock - voting	non-voting	capital	deficit)	income (loss)	receivable	equity

Balances at December 31, 2002	$ 9,808,100	$ 578,750	$ 8,237,701	$ (1,487,356)	$ 466,147	$ -	$ 17,603,342

Reorganization - Great Lakes Bancorp, Inc.
exchanges all outstanding GBSB shares, one-for-one; par value reduced from $5.00 per share to $0.001 per share

	(9,806,138)	(578,634)	10,384,772	-	-	-	-

Comprehensive income:
Net income	-	-	-	134,923	-	-	134,923
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment
	-	-	-	-	56,013	-	56,013
Total comprehensive income	-	-	-	-	-	-	190,936
Balances at March 31, 2003	$ 1,962	$ 116	$ 18,622,473	$ (1,352,433)	$ 522,160	$ -	$ 17,794,278

Balances at December 31, 2003	$ 1,962	$ 116	$ 18,622,473	$ (161,479)	$ (399,970)	$ -	$ 18,063,102

Issuance of 1,207,150 shares of Common stock - voting
	1,207	-	10,863,143	-	-	-	10,864,350

Subscriptions receivable for 607,141 shares of Common stock - voting
	607	-	5,463,662	-	-	(5,464,269)	-

Payment of underwriting costs	-	-	(61,025)	-	-	-	(61,025)

Comprehensive income:
Net income	-	-	-	659,497	-	-	659,497
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment
	-	-	-	-	508,123	-	508,123
Total comprehensive income	-	-	-	-	-	-	1,167,620
Balances at March 31, 2004	$ 3,776	$ 116	$ 34,888,253	$ 498,018	$ 108,153	$ (5,464,269)	$ 30,034,047

The accompanying notes are an integral part of the consolidated financial statements.

GREAT LAKES BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31,
2004	2003
Cash flows from operating activities:
Net income	$ 659,497	$ 134,923
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	127,288	97,969
Net amortization of premiums and discounts on securities	121,608	110,042
Net amortization of deferred loan fees and costs	170,772	76,268
Deferred income tax expense	408,621	86,262
Realized gain on sales of securities	(184,420)	(15,841)
Provision for loan losses	(69,430)	72,566
Decrease in other assets	208,033	146,183
Increase in other liabilities	146,959	149,569
Net cash provided by operating activities	1,588,928	857,941
Cash flows from investing activities:
Purchases of securities available for sale	(25,864,285)	(31,614,210)
Purchases of securities to be held to maturity	(1,011,250)	-
Proceeds from sales of securities available for sale	15,249,093	8,977,819
Proceeds from principal payments, maturities and calls on securities available for sale	5,905,693	4,277,284
Net increase in loans receivable	(22,945,380)	(24,457,817)
Purchase of premises and equipment	(532,104)	(319,121)
Net cash used by investing activities	(29,198,233)	(43,136,045)
Cash flows from financing activities:
Net increase in deposits	16,860,378	43,068,155
Net decrease in short-term borrowings	(872,899)	(9,125,231)
Proceeds from stock offering	10,864,350	-
Payment of stock offering costs	(61,025)	-
Net cash provided by financing activities	26,790,804	33,942,924
Net decrease in cash and cash equivalents	(818,501)	(8,335,180)
Cash and cash equivalents at beginning of period	$ 9,203,531	$ 17,104,529
Cash and cash equivalents at end of period	$ 8,385,030	$ 8,769,349
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,684,440	$ 1,357,194

The accompanying notes are an integral part of the consolidated financial statements.

GREAT LAKES BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

(1.)     BASIS OF PRESENTATION

The accompanying March 31, 2004 consolidated financial statements include the accounts of Great Lakes Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Greater Buffalo Savings Bank (the "Bank") after elimination of all material intercompany accounts and transactions. These consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 (unaudited) are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Certain amounts in the consolidated financial statements for the three-month period ended March 31, 2003 have been reclassified to conform to the consolidated financial statement presentation for the three-month period ended March 31, 2004.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2003 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

(2.)     EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company is required to report basic and diluted earnings per share. Net income per common share is based upon the weighted average number of common shares outstanding during the periods presented. As of March 31, 2004 and March 31, 2003, all outstanding stock options have not been considered common stock equivalents because their assumed exercise would be anti-dilutive due to the stock option price being equal to or greater than the fair value of the Company stock.

(3.)     STOCK OPTIONS

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
	Three months ended
	March 31,
	2004	2003

Net income:
As reported	$ 659,497	$ 134,923
Total stock-based employee compensation expense determined
under the fair value method for all awards, net of related tax effects	(23,094)	(20,040)

Proforma	$ 636,403	$ 114,883

Basic and diluted net income per share:
As reported	$ 0.30	$ 0.065
Proforma	$ 0.29	$ 0.055

No compensation expense was recorded in the three-month period ended March 31, 2004 or 2003 for stock options granted to employees, officers or directors.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used or incorporated by reference, the words "anticipate", "estimate", "expect", "believes", "project", "target", "goal", and other similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, as they reflect management's analysis only as of the date of this report. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Discussion of Financial Condition Changes from December 31, 2003 to March 31, 2004

Total assets increased $28.3 million during the first quarter of 2004 to $414.4 million, primarily due to increases of $22.8 million in loans receivable and $6.6 million in securities available for sale and held to maturity. Growth in total assets was primarily funded by $16.9 million in new deposit accounts and from proceeds of a stock offering to all shareholders of record as of January 14, 2004. A total of 1,814,291 shares of $.001 par value common stock were sold on a subscription basis at $9.00 per share. As of March 31, 2004, the Company received approximately $10.9 million from the sale of 1,207,150 shares. An additional $5.5 million from the sale of 607,141 shares, recorded as subscriptions receivable at March 31, 2004, was received in April 2004.

Cash and Cash Equivalents. Non-interest-bearing cash and due from banks increased from $5.2 million at December 31, 2003 to $8.1 million at March 31, 2004. Interest-bearing deposits in other financial institutions decreased from $4.0 million at December 31, 2003 to $328 thousand at March 31, 2004. The average yields earned on these deposits over the three-month periods ended March 31, 2004 and 2003 were .92% and 1.26%, respectively. Daily cash levels may show significant fluctuations due to a variety of operating factors. Most significantly, the timing of deposit inflows, normal inflows and outflows in transaction accounts, short-term borrowings, loan closings and securities purchases may cause short-term swings in cash balances, however management attempts to invest all excess cash in longer lived assets as quickly as possible.

Securities. Our investment policy is designed to ensure liquidity for cash flow requirements, to help manage interest rate risk, to manage asset quality diversification and to maximize yield. Ongoing review of the performance of the investment portfolio, market values, market conditions, current economic conditions, liquidity needs and other matters related to investing activities is performed by the Asset Liability Committee of the bank and reviewed by the bank's board of directors. Our bank has adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. At the date of purchase, we are required to classify debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of this classification is reassessed.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns. Purchases and sales of available for sale securities totaled $25.9 million and $15.2 million, respectively during the first three months of 2004. The portfolio increased $5.6 million from $137.2 million to $142.8 million and the average yield earned remained constant at 4.24% during this period. The average estimated life of securities available for sale, adjusted for historical prepayment patterns on mortgage-backed securities, was 4.95 years at March 31, 2004. The available for sale portfolio had net unrealized gains of $177.2 thousand at March 31, 2004, compared to net unrealized losses of $655.2 thousand at December 31, 2003.

Securities classified as held to maturity are carried at amortized cost when the Company has the positive intent and ability to hold such securities to maturity. Purchases of held to maturity securities totaled $1.0 million during the first three months of 2004. There were no sales during this period. The portfolio increased $1.0 million from $2.0 million to $3.0 million while the average yield earned increased from 3.0% to 3.51% during this same period. The average estimated life of the held to maturity securities was and 29.4 years at March 31, 2004 (29.5 years at December 31, 2003).

Loans. The loan portfolio inherently includes interest rate and credit risk. The Bank attempts to control such risks through analysis of credit applications and portfolio diversification. During the first three months of 2004, total net loans receivable increased $22.8 million from $226.0 million to $248.8 million. The portfolio consists of 73.5% residential mortgages, 15.6% commercial loans and 10.9% consumer loans, with an average weighted rate of 5.59% at March 31, 2004, compared to 5.60% at December 31, 2003. Several mortgage brokers in the Western New York area have been contracted with to provide the public with increased access to the Bank's residential mortgage products. Total unfunded loan commitments and unused lines-of-credit at March 31, 2004 and December 31, 2003 were $34.2 million and $34.3 million respectively.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses. Recoveries on loans previously charged off are credited directly to the allowance for loan losses. The allowance is an amount that our management believes is adequate to absorb estimated losses on existing loans. Management's periodic evaluation of the adequacy of the allowance is based on our bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers ability to repay, estimated value of any underlying collateral, and current economic conditions. In addition, various regulatory agencies, as part of their examination process, periodically review our bank's allowance for loan losses. Such agencies may require our bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

At March 31, 2004, the allowance was $1.7 million or approximately .70% of our bank's loan portfolio compared to .81% at December 31, 2003. The decrease in the allowance of 0.11% is the result of a change our bank's reserve methodology. After a review by management during March 2004, the percentages applied to the various components of the allowance were revised in a manner which management believes more closely reflects the potential for loan losses on our existing loan portfolio. This revision represents the bank's first adjustment to the allowance methodology since its inception in November 1999. A calculation is performed on a monthly basis to determine the amount and necessity of any additions to the allowance for loan losses. We believe that our allowance for loan losses is sufficient to cover future loan losses. Since our bank's inception, we have provided substantial increases to the allowance for loan losses, while our actual loan losses have been negligible. We do not expect future loan losses to exceed this reserve. Loans charged-off during the first three months of 2004 totaled $498.

The following table summarizes, for the periods indicated, the activity in the allowance for loan losses and other related data:
	March 31,
	2004	December 31,
	(Unaudited)	2003
Average loans outstanding	$ 237,333,273	$ 181,876,885
Loans outstanding at end of period	246,930,841	224,386,127
Allowance for loan losses at beginning of period	1,807,000	1,377,000
Charge-offs:
Residential mortgage	-	-
Commercial loans	-	-
Consumer loans	498	10,695
Total charge-offs	498	10,695
Recoveries:
Consumer loans	928	248
Net charge-offs (recoveries)	(430)	10,447
Additions (subtractions) charged to operations	(69,430)	440,447
Allowance for loan losses at end of period	$ 1,738,000	$ 1,807,000

Deposits. Deposits, which include non-interest bearing demand deposits and interest-bearing savings and time deposits, are the Bank's primary source of funding. Greater Buffalo Savings Bank seeks deposits within the market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. We offer a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. Deposits at March 31, 2004 totaled $377.5 million, a 4.7% increase over the December 31, 2003 balance of $360.6 million. Our total cost of funds rose slightly from 1.90% to 1.91% over this three-month period. As our bank is less than five years old, each of our existing six branches is still relatively new. We expect that branch deposit growth will begin to stabilize after several years as these branches mature. In addition to ongoing, aggressive marketing, we plan to have two or three more branches opened by the end of 2004 and anticipate no decline in our overall rate of deposit growth.

Deposits in passbook savings accounts increased $8.7 million or 3.8% over the three-month period ended March 31, 2004. The effects of several key marketing initiatives have permitted this core product to grow much more rapidly than other deposit products over the same period. We believe that Buffalo is inherently savings oriented and intend to continue focusing on the passbook savings account as our principal deposit product. Due to our bank's significant percentage of passbook savings accounts, our total cost of funds will most likely remain linked to the rate set by our management for this account. It is considered to be a variable-rate account, so the stated interest rate can be increased or decreased at any time.

Certificates of deposit were 24.0% and 23.4% of total deposits at March 31, 2004 and December 31, 2003 respectively, with corresponding costs to the Bank of 2.20% and 2.23%. Certificates of deposit increased $6.1 million or 7.2% over the three-month period ended March 31, 2004. Included in these deposits are certificates issued through the Certificate of Deposit Account Registry Service®, or CDARS®. Through participation in this program, the Bank can provide its customers with up to $5 million in Federal deposit insurance coverage. There were $1.4 million of deposits issued through the CDARS® program at March 31, 2004 (zero at December 31, 2003).

Short-term Borrowings. At March 31, 2004, short-term borrowings consisted of an overnight borrowing due the Federal Home Loan Bank totaling $400 thousand and $86 thousand of Treasury Tax and Loan deposits through the Bank's Federal Reserve Bank account. At December 31, 2003, short-term borrowings consisted of one three-day loan due the Federal Home Loan Bank totaling $1.3 million and $107.5 thousand of Treasury Tax and Loan deposits through the Bank's Federal Reserve Bank account. Short-term borrowings from the Federal Home Loan Bank may occasionally be used to offset fluctuations in deposit inflows and outflows and to manage liquidity needs at competitive rates. Federal Home Loan Bank rates are presently well below the Bank's cost of funds and are collateralized by certain qualifying securities. Treasury Tax and Loan deposits can fluctuate daily and are generally short-term in nature.

Long-term Debt. In September 2003, the Company borrowed $5.0 million from Fifth Third Bank pursuant to a term loan transaction. The net proceeds from this loan were contributed to the capital of the Company's subsidiary, Greater Buffalo Savings Bank. This loan is evidenced by a five-year note that provides for interest only payments during the first two years at the prime rate (4% at March 31, 2004) and quarterly payments of $416.7 thousand of principal thereafter until maturity, when the remaining principal balance and all other unpaid obligations under the note are due and payable. The term loan is secured by a pledge of all outstanding capital stock of Greater Buffalo Savings Bank.

The provisions of indenture relating to the Fifth Third Bank obligation contain various financial and non-financial covenants. The Company is required to maintain a "well-capitalized" designation, consistent with all applicable banking regulations, and a minimum tangible net worth of $18.3 million. In addition, the Bank's non-performing loan ratio may not exceed 1% and the loss reserve coverage ratio may not fall below 105% at the end of any quarter. As of March 31, 2004, the Company was in compliance with all of the financial covenants of the obligation.

Deferred Tax Liability. The deferred tax liability at March 31, 2004 was $189.4 thousand compared to a deferred tax asset of $519.4 thousand at December 31, 2003. This change resulted from the mark-to-market adjustment on securities available for sale changing from an unrealized loss of $400.0 thousand at December 31, 2003 to an unrealized gain of $108.2 thousand at March 31, 2004, combined with a reduction of the net operating loss carryforward of $434.1 thousand attributed to the current year's earnings (see Provision for Income Taxes). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized, in income, in the period that includes the enactment date. Our bank has been profitable since February 2002 and our management believes, but can offer no assurances, this trend will continue. We have met or exceeded all growth projections defined in our original and subsequent business plans.

Shareholders' Equity. Total shareholders' equity increased from $18.1 million to $30.0 million during the first three months of 2004. This increase resulted primarily from proceeds of a stock offering to all shareholders of record as of January 14, 2004. A total of 1,814,291 shares of $.001 par value common stock were sold on a subscription basis at $9.00 per share. As of March 31, 2004, the Company received approximately $10.9 million from the sale of 1,207,150 shares. An additional $5.5 million from the sale of 607,141 shares, recorded as subscriptions receivable at March 31, 2004, was received in April 2004. Net income for the three-month period ended March 31, 2004 was $659.5 thousand. Total comprehensive income was $1.2 million, which reflects a $508.0 thousand unrealized gain on securities available for sale at March 31, 2004.

In April 2004 the Company issued 115,750 shares of Common stock, in exchange for 115,750 shares of Class B Common stock, to the sole shareholder of the Class B Common Stock.  Subsequent to the exchange, 3,891,661 shares of Common stock were issued and outstanding and no shares of Class B Common stock were issued or outstanding.  This transaction had no effect on the number of authorized shares of either class of stock.

Selected Financial Information. The following rates are presented for the dates and periods indicated:
	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31,	December 31,	March 31,
	2004	2003	2003

Average equity as a percentage of average assets	4.78%	5.99%	7.51%

Equity to total assets at end of period	7.25	4.68	6.87

Return on average assets (1)	0.67	0.45	0.23

Noninterest expenses to average assets (1)	2.21	2.02	2.28

(1) Annualized for the three months ended March 31.

Discussion of Results of Operations for the Three Months Ended March 31, 2004 and 2003

General. Our results of operations depend primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, savings deposits and borrowed funds. Our results of operations are also affected by our provision for loan losses, non-interest income, and non-interest expense. Non-interest expense consists primarily of salaries and employee benefits, occupancy expenses and other general and administrative expenses. Non-interest income consists mainly of service charges and fees and realized gains on securities available for sale.

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

Net Income. Net income for the three months ended March 31, 2004 was $659.5 thousand, compared to $134.9 thousand for the three months ended March 31, 2003. Total interest and noninterest income increased 66.7% from $3.0 million during the three months ended March 31, 2003 to $5.0 million during the three months ended March 31, 2004. Interest expense, noninterest expense and the provision for loan losses increased 39.3% from $2.8 million to $3.9 million during the same periods as the Bank continues to benefit from the operating efficiencies related to its growth.

Net Interest Income. Net interest income is the difference between interest and fees earned on assets and the interest paid on deposits and borrowings. Net interest income is one of the major determining factors in the Bank's performance as it is the principal source of revenue and earnings. For the three month period ended March 31, 2004, net interest income increased $1.3 million, or 86.7% to $2.8 million compared to $1.5 million for the three months ended March 31, 2003, primarily as a result of increases in the volume of interest-earning assets.

For the three months ended March 31, 2004, total interest income increased by $1.7 million or 58.6% to $4.6 million compared to $2.9 million for the three months ended March 31, 2003. This increase resulted primarily from a $156.1 million, or 69.6% increase in average interest-earning assets to $380.5 million for the three months ended March 31, 2004, from $224.4 million for the three months ended March 31, 2003. The yield on average interest-earning assets decreased to 4.89% for the three months ended March 31, 2004 from 5.11% for the same period last year.

The significant increases in average interest-earning assets were primarily due to rapid loan growth, which were funded by the deposit growth referred to above. The decrease in the yield on average interest-earning assets from period to period resulted primarily from a decrease in the yield on the Bank's loans receivable, partially offset by an increase in the yield on securities available for sale. The yields earned on interest-earning assets generally declined throughout these periods as the Federal Reserve Bank continued to maintain the historically low interest rate environment that now exists.

Interest income on loans receivable increased by $880.0 thousand to $3.1 million for the three months ended March 31, 2004 compared to $2.3 million during the same period last year. This increase resulted primarily from a $83.7 million increase in average loans outstanding to $237.3 million for the three months ended March 31, 2004 from $153.6 million for the same period last year. The yield on average loans decreased to 5.31% during the three months ended March 31, 2004 from 6.22% for the comparable period last year.

Interest income on securities increased $897.7 thousand, or 150.0% to $1.5 million for the three months ended March 31, 2004 from $581.8 thousand for the three months ended March 31, 2003. This increase resulted primarily from a $79.6 million increase in average securities to $139.6 million during the three months ended March 31, 2004 from $60.0 million for the same period last year. The yield on average investments increased to 4.26% during the three months ended March 31, 2004 compared to 4.23% during the three months ended March 31, 2003.

Interest income on interest-bearing deposits decreased $29.3 thousand, or 68.5% to $13.5 thousand for the three months ended March 31, 2004 from $42.8 thousand for the three months ended March 31, 2003. These decreases resulted primarily from a $8.1 million decrease in average interest-bearing deposits to $2.0 million during the three months ended March 31, 2004 from $10.1 million for the same period last year, partially offset by an increase in yield. The yield on average interest-bearing deposits increased 25 basis points from 1.26% to 1.51% when comparing the three months ended March 31, 2003 to the three months ended March 31, 2004.

Interest expense increased $457.2 thousand, or 32.7% to $1.8 million for the three months ended March 31, 2004 compared to $1.4 million for the three months ended March 31, 2003. The average balance of customer deposits, the most significant portion of interest-bearing liabilities, increased by $143.9 million, or 67.0% to $358.6 million for the three months ended March 31, 2004 from $214.7 million for the comparable period last year. However, the average cost of funds (customer deposits) decreased to 1.93% for the three months ended March 31, 2004 from 2.59% for the three months ended March 31, 2003. The decrease in the cost of funds during this period was due to certificates of deposits repricing at lower market rates and the downward adjustment of savings account rates. Management prices its deposit liabilities based on various factors, such as the interest rate environment, market conditions and local competition.

Noninterest Income. Noninterest income increased $234.0 thousand to $363.0 thousand for the three-month period ended March 31, 2004 compared to $129.0 thousand for the same period last year. Other operating income, which consists of service charges and other miscellaneous fees assessed on deposit and loan accounts increased $73.1 thousand to $186.3 thousand or 64.6%. The realized gain on the sale of securities increased $168.6 thousand from $15.8 thousand to $184.4 thousand over the same three-month period.

Provision for Loan Losses. The provision for loan losses was a credit of $69.4 thousand, a decrease of $142.0 thousand for the three months ended March 31, 2004 compared to $72.6 thousand during the three months ended March 31, 2003. The provision for loan losses is determined by the type and dollar amount of the loans recorded during the period.

Provisions for losses in the portfolio are charged to earnings in an amount sufficient, in management's judgment, to cover probable losses based upon the overall inherent risk in the Bank's loan portfolio, current economic conditions and historical trends. The decrease between periods noted above is due primarily to a change in reserve methodology (see Allowance for Loan Losses). Loans totaling $785.2 thousand are classified as substandard at March 31, 2004 compared to $1.3 million at December 31, 2003.

Noninterest Expense. Noninterest expense increased $834.1 thousand, or 64.2% to $2.2 million for the three months ended March 31, 2004 compared to $1.3 million for the three months ended March 31, 2003. Salaries and employee benefits increased $458.9 thousand or 76.5% as the number of full-time equivalent employees increased from 69 to 104 at March 31, 2003 and 2004, respectively. Occupancy, equipment and furnishings expense increased 29.3% from $233.7 thousand to $302.1 thousand between the three months ended March 31, 2003 and 2004, respectively. This increase was primarily the result of equipment costs associated with the increased number of full-time equivalent employees and occupancy of the Bank's sixth branch office located in Amherst, New York, which did not open until June 2003. Data processing expense increased $32.2 thousand or 20.9% between the three months ended March 31, 2003 and March 31, 2004. The Bank had 18,440 customer accounts opened at March 31, 2003 and 22,465 at March 31, 2004. Data processing costs are directly linked to the number of customer accounts and transactions processed through those accounts.

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before taxes, was 37.5% and 39.1% for the three months ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

The Bank's primary sources of funds are customer deposits, short-term borrowings and proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are influenced by the general level of interest rates, economic conditions and competition. In general, as interest rates rise, we expect to realize a reduction in cash flows from mortgage prepayments and principal paydowns on our mortgage-backed securities.

The overall asset/liability strategy of our bank takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors our bank's liquidity position daily in conjunction with the Federal Reserve position monitoring. We may borrow funds from the Federal Home Loan Bank of New York on a short or long-term basis. We may sell or pledge investment securities to create additional liquidity for our bank. Since its inception in November 1999, our bank's rapidly increasing core deposit base has provided our most significant source of funds. During the first three months of 2004, the Bank's deposits increased 4.7% from $360.6 million to $377.5 million. However, short-term borrowings from the Federal Home Loan Bank have been used occasionally to offset fluctuations in deposit inflows and outflows and to manage liquidity needs at competitive rates. Federal Home Loan Bank rates are presently well below the bank's cost of funds.

The Bank may also obtain capital through additional investments by its parent company, Great Lakes Bancorp, Inc. (the "Company"). Through an offering to its existing shareholders of record as of January 14, 2004, the Company raised $16.4 million in additional capital from the sale of 1,814,291 shares of $.001 par value common stock. Of the $10.9 million received by the Company as of March 31, 2004, $10.7 million of the net proceeds were used to increase the capital of the Bank. Of the remaining proceeds of $5.5 million, the Company contributed an additional $5.3 million of capital in the Bank during in April 2004. The contribution of capital to the Bank will permit continued growth in deposits, assets and loans through expansion of its existing lending and investment activities and possible further branching and acquisitions. The remaining portion of the net proceeds will be retained by the Company as working capital.

The Bank is required to maintain specific amounts of capital pursuant to FDIC regulations. As of March 31, 2004, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with a total risk-based capital to risk-weighted assets ratio of 16.9% and a Tier 1 risk-based capital to risk-weighted assets ratio of 16.1% and a leverage ratio of 8.8%. These ratios greatly exceed the minimum capital ratios as required by federal and state regulations.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in the December 31, 2003 Form 10-KSB.

Item 4. - Controls and Procedures

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO have concluded that, as of the date of this report, the Company's disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner. Management will continue to review this matter with particular emphasis on the documentation of the Company's disclosure controls and procedures.

Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. - Legal Proceedings

There are no material pending legal proceeding to which the Bank or Company is a party, or to which any of their property is subject.

Item 2. - Changes in Securities and Use of Proceeds

Not applicable.

Item 3. - Defaults upon Senior Securities

Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders

None.

Item 5. - Other Information

Not applicable.

Item 6. - Exhibits and Reports on Form 8-K

    (a)    The following exhibits are filed as part of this report.

Exhibit #	Description
31.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b)    Reports on Form 8-K.

(1)	On January 21, 2004, the Company issued a press release announcing its financial results for the third quarter ended September 30, 2003.

(2)	On February 10, 2004, the Company issued a press release announcing its financial results for the fourth quarter and year ended December 31, 2003.

(3)	On February 20, 2004, the Company filed an 8-K regarding the extension of the expiration date of its rights offering of shares common stock and Class B common stock to its shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.
Great Lakes Bancorp, Inc.

Date: May 14, 2004	By:
Andrew W. Dorn, Jr.
President and Chief Executive Officer

Date: May 14, 2004	By:
Kim S. Destro
Vice President and Chief Financial Officer