Form 10QSB
period 2004-06-30
GREAT LAKES BANCORP INC
filed 2004-08-13
CIK 1217730

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY OR TRANSITIONAL REPORT UNDER
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY OR TRANSITIONAL REPORT

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2004

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

Common Stock - voting, par value $.001 per share	3,952,616 shares
(Title of Class)	Outstanding at August 13, 2004

GREAT LAKES BANCORP, INC.

INDEX
Part I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited) -
	at June 30, 2004 and December 31, 2003	3

	Consolidated Statements of Income (Unaudited) -
	Three and six months ended June 30, 2004 and 2003	4

	Consolidated Statements of Changes in Shareholders' Equity (Unaudited) -
	Six months ended June 30, 2004 and 2003	5

	Consolidated Statements of Cash Flows (Unaudited) -
	Six months ended June 30, 2004 and 2003	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	20

	Signatures	20

GREAT LAKES BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
	2004	2003

Assets
Cash and cash equivalents:
Cash and due from banks	$7,236,434	$5,165,380
Interest-bearing deposits in other financial institutions	4,725,836	4,038,151
Total cash and cash equivalents	11,962,270	9,203,531
Securities available for sale, at fair value	194,292,758	137,232,916
Securities held to maturity, at amortized cost (fair value of $2,950,000 at June 30, 2004
and $1,987,500 at December 31, 2003)	3,010,549	2,000,000
Federal Home Loan Bank stock, at cost	2,396,200	1,580,800
Loans, net of allowance for loan losses	269,031,400	225,951,599
Premises and equipment, net	9,449,259	7,765,696
Deferred tax asset, net	610,902	519,378
Other assets	3,154,440	1,888,878
Total assets	$493,907,778	$386,142,798

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$28,128,296	$13,009,820
Interest-bearing	366,461,704	347,630,276
Total deposits	394,590,000	360,640,096
Short-term borrowings	243,586	1,358,549
Securities sold under agreement to repurchase	50,000,000	-
Long-term debt	-	5,000,000
Accrued expenses and other liabilities	2,080,962	1,081,051
Subordinated debentures	12,372,000	-
Total liabilities	459,286,548	368,079,696

Shareholders' equity:
Preferred stock, $0.001 par value, 2,000,000 and 5,000,000 shares authorized, none issued	-	-
Common stock - voting, $0.001 par value, 16,000,000 and 20,000,000 shares authorized,
3,932,045 and 1,961,620 shares issued and outstanding, 13,125 and 0 shares subscribed for
and unissued, respectively	3,945	1,962
Class B Common stock - non-voting, $0.001 par value, 0 and 5,000,000 shares authorized,
0 and 115,750 shares issued and outstanding, respectively	-	116
Additional paid-in capital	35,359,063	18,622,473
Retained earnings (accumulated deficit)	1,123,529	(161,479)
Accumulated other comprehensive loss, net	(1,747,182)	(399,970)
	34,739,355	18,063,102
Less: Subscriptions receivable, 13,125 and 0 shares Common stock - voting, respectively	(118,125)	-
Total shareholders' equity	34,621,230	18,063,102
Total liabilities and shareholders' equity	$493,907,778	$386,142,798

The accompanying notes are an integral part of the consolidated financial statements.

GREAT LAKES BANCORP, INC.
Consolidated Statements of Income (Unaudited)
	Three months		Six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Interest income:
Loans	$3,308,356	$2,477,208	$6,443,308	$4,732,152
Securities	1,636,317	688,175	3,115,858	1,269,966
Interest-bearing deposits and federal funds sold	33,873	38,310	47,346	81,130
Total interest income	4,978,546	3,203,693	9,606,512	6,083,248

Interest expense:
Deposits	1,552,886	1,593,167	3,331,975	2,961,193
Short-term borrowings	8,201	6,482	9,653	12,754
Securities sold under agreement to repurchase	172,147	-	172,147	-
Long-term debt	50,834	-	101,839	-
Subordinated debentures	20,093	-	20,093	-
Total interest expense	1,804,161	1,599,649	3,635,707	2,973,947

Net interest income	3,174,385	1,604,044	5,970,805	3,109,301

Provision for loan losses	163,212	80,381	93,782	152,947

Net interest income after provision for loan losses	3,011,173	1,523,663	5,877,023	2,956,354

Noninterest income:
Gain (loss) on sale of securities, net	(14,098)	337,963	170,322	353,804
Gain on sale of loans	-	63,862	-	63,862
Loss on other real estate owned, net	-	-	(7,684)	-
Other operating income	205,808	138,847	392,092	252,017
Total noninterest income	191,710	540,672	554,730	669,683

Noninterest expenses:
Salaries and employee benefits	1,164,137	604,557	2,222,963	1,204,467
Occupancy, equipment and furnishings	310,828	225,710	612,924	459,451
Data processing and operations	178,504	141,599	364,435	295,373
Advertising	129,854	59,076	260,260	127,898
Printing, postage and supplies	95,023	91,756	186,183	149,987
Professional services	81,234	79,608	171,334	179,864
Other operating expenses	234,414	137,321	550,319	262,878
Total noninterest expenses	2,193,994	1,339,627	4,368,418	2,679,918

Income before income taxes	1,008,889	724,708	2,063,335	946,119

Income tax provision	383,378	282,636	778,327	369,124

Net income	$625,511	$442,072	$1,285,008	$576,995
Net income per share - basic and diluted	$0.16	$0.21	$0.42	$0.28

Weighted average number of common shares
outstanding - basic and diluted	3,888,991	2,077,370	3,041,756	2,077,370

The accompanying notes are an integral part of the consolidated financial statements.

GREAT LAKES BANCORP, INC.
Consolidated Statements of Shareholders' Equity (Unaudited)
Six months ended June 30, 2004 and 2003

				Retained	Accumulated
		Class B	Additional	earnings	other		Total
	Common	Common stock	paid-in	(accumulated	comprehensive	Subscriptions	shareholders'
	stock - voting	non-voting	capital	deficit)	income (loss)	receivable	equity

Balances at December 31, 2002	$9,808,100	$578,750	$8,237,701	$(1,487,356)	$466,147	$-	$17,603,342

Reorganization - Great Lakes Bancorp, Inc.
exchanges all outstanding GBSB shares, one-for-one; par value reduced from $5.00 per share to $0.001 per share

	(9,806,138)	(578,634)	10,384,772	-	-	-	-

Comprehensive income:
Net income	-	-	-	576,995	-	-	576,995
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment
	-	-	-	-	149,779	-	149,779
Total comprehensive income							726,774
Balances at June 30, 2003	$1,962	$116	$18,622,473	$(910,361)	$615,926	$-	$18,330,116

Balances at December 31, 2003	$1,962	$116	$18,622,473	$(161,479)	$(399,970)	$-	$18,063,102

Issuance of 1,854,675 shares
of Common stock - voting	1,854	-	16,690,221	-	-	-	16,692,075

Payment of underwriting costs	-	-	(71,743)	-	-	-	(71,743)

Issuance of 115,750 shares of Common stock in exchange for 115,750 shares of Class B Common stock

	116	(116)	-	-	-	-	-

Subscriptions receivable for 13,125 shares of Common stock - voting
	13	-	118,112	-	-	(118,125)	-

Comprehensive income (loss):
Net income	-	-	-	1,285,008	-	-	1,285,008
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment
	-	-	-	-	(1,347,212)	-	(1,347,212)
Total comprehensive loss							(62,204)
Balances at June 30, 2004	$3,945	$-	$35,359,063	$1,123,529	$(1,747,182)	$(118,125)	$34,621,230

The accompanying notes are an integral part of the consolidated financial statements.

GREAT LAKES BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,285,008	$576,995
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	265,508	192,514
Net amortization of premiums and discounts on securities	402,141	285,752
Net amortization of deferred loan fees and costs	384,594	193,044
Deferred income tax expense	791,999	368,898
Realized gains on sales of securities	(170,322)	(353,804)
Gain on sale of loans	-	(63,862)
Provision for loan losses	93,782	152,947
Increase in other and deferred tax assets	(1,179,563)	(63,101)
Increase (decrease) in other liabilities	999,911	(67,424)
Net cash provided by operating activities	2,873,058	1,221,959
Cash flows from investing activities:
Purchases of securities available for sale	(95,858,965)	(57,439,694)
Purchases of securities to be held to maturity	(1,011,250)	(2,000,000)
Proceeds from sales of securities available for sale	17,497,319	24,157,644
Proceeds from principal payments, maturities and calls on securities available for sale	18,863,952	9,471,860
Purchase of Federal Home Loan Bank stock	(815,400)	(897,800)
Net increase in loans receivable	(43,558,177)	(39,782,109)
Purchase of premises and equipment	(1,949,071)	(1,159,911)
Net cash used by investing activities	(106,831,592)	(67,650,010)
Cash flows from financing activities:
Net increase in deposits	33,949,904	77,562,226
Net decrease in short-term borrowings	(1,114,963)	(9,028,124)
Proceeds from securities sold under agreement to repurchase	50,000,000	-
Proceeds from issuance of subordinated debentures, net of costs	12,262,000	-
Repayment of long-term debt	(5,000,000)	-
Proceeds from stock offering	16,692,075	-
Payment of stock offering costs	(71,743)	-
Net cash provided by financing activities	106,717,273	68,534,102
Net increase in cash and cash equivalents	2,758,739	2,106,051
Cash and cash equivalents at beginning of period	$9,203,531	$17,104,529
Cash and cash equivalents at end of period	$11,962,270	$19,210,580
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,287,830	$2,923,017
Cash paid for income taxes	$10,550	$226

The accompanying notes are an integral part of the consolidated financial statements.

GREAT LAKES BANCORP, INC.
Notes to Consolidated Financial Statements (Unaudited)

(1.)     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Great Lakes Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Greater Buffalo Savings Bank (the "Bank"), after elimination of all material intercompany accounts and transactions. These consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim consolidated financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Certain amounts in the consolidated financial statements for the three and six-month periods ended June 30, 2003 have been reclassified to conform to the consolidated financial statement presentation for the three and six-month periods ended June 30, 2004.

The organization and business, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2003 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Recent Accounting Pronouncements

On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company formed a statutory business trust subsequent to January 31, 2003, for the sole purpose of issuing trust preferred securities as further described in Note 6 to the accompanying consolidated financial statements. FIN 46 was revised and reissued in December 2003 ("FIN 46R").

(2.)    EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the Company is required to report basic and diluted earnings per share. Basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding during the periods presented. As of June 30, 2004 and 2003, all outstanding stock options have not been considered common stock equivalents because their assumed exercise would be anti-dilutive due to the stock option price being equal to or greater than the fair value of the Company stock.

(3.)    SECURITIES

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

The amortized cost and approximate fair value of securities at June 30, 2004 and December 31, 2003 are summarized as follows:
	June 30, 2004
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Securities available for sale:

U.S. government and federal agencies:
Due within one year	$499,935	$2,956	$-	$502,891
Due after ten years	16,978,251	-	(913,460)	16,064,791
Mortgage-backed securities	176,496,765	749,359	(2,691,255)	174,554,869
Corporate:
Due within one year	1,000,152	1,236	-	1,001,388
Due from one to five years	2,179,543	11,640	(22,364)	2,168,819
Total securities available for sale	$197,154,646	$765,191	$(3,627,079)	$194,292,758

Securities to be held to maturity:

Other debt securities:
Due after ten years	$3,010,549	$-	$(60,549)	$2,950,000
Total securities to be held to maturity	$3,010,549	$-	$(60,549)	$2,950,000
	December 31, 2003
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Securities available for sale:

U.S. government and federal agencies:
Due within one year	$499,670	$15,408	$-	$515,078
Due after ten years	16,981,058	-	(689,507)	16,291,551
Mortgage-backed securities	114,531,845	632,895	(741,862)	114,422,878
Corporate:
Due within one year	1,001,980	23,100	-	1,025,080
Due from one to five years	3,705,050	104,957	-	3,810,007
Due from five to ten years	1,168,465	-	(143)	1,168,322
Total securities available for sale	$137,888,068	$776,360	$(1,431,512)	$137,232,916

Securities to be held to maturity:

Other debt securities:
Due after ten years	$2,000,000	$-	$(12,500)	$1,987,500
Total securities to be held to maturity	$2,000,000	$-	$(12,500)	$1,987,500

(4.)    SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

In May 2004, the Company entered into sales of securities under agreements to repurchase. These financing transactions are reflected as a liability on the accompanying consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset account, although the securities underlying the agreements are delivered to a primary dealer who manages the transactions. All of the agreements are to repurchase identical securities. The Company invested the proceeds in mortgage-backed securities.

Repurchase
Date	Amount	Rate

August 9, 2004	$10,000,000	1.43%
May 11, 2005	5,500,000	2.02%
May 11, 2005	9,500,000	2.12%
May 11, 2006	9,480,000	3.02%
May 11, 2006	15,520,000	3.05%
Total securities sold under agreements to repurchase/weighted average rate	$50,000,000	2.43%

Securities sold under agreement to repurchase are secured by investment securities. The carrying value of the securities at June 30, 2004 was $49.5 million.

(5.)     LONG-TERM DEBT

In June 2004, the Company utilized a portion of the proceeds from the issuance of trust preferred securities (see Note 6) to retire a $5.0 million note payable to Fifth Third Bank. Interest expense on the note totaled $50.8 thousand and $101.8 thousand for the three and six-month periods ended June 30, 2004, respectively.

(6.)     SUBORDINATED DEBENTURES

In June 2004, the Company formed Great Lakes Bancorp Statutory Trust I (the "Trust") for the sole purpose of issuing trust preferred securities. The Company accounts for the Trust in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" and, as such, the Trust is not consolidated. The Company's $372.0 thousand investment in the common equity of the Trust is included in the consolidated balance sheets as other assets and $12.372 million of subordinated debentures. Interest expense paid to the Trust is included in the consolidated statements of income as expense. The Company incurred costs relating to the issuance of the debentures totaling $130,000. These costs will be deferred and amortized to interest expense using the straight-line method over a twenty-five year period. Interest expense on the debentures was $20.1 thousand for the three and six months ended June 30, 2004.

On June 17, 2004, the Company, through the Trust, issued 12,000 floating rate pooled trust preferred securities with a liquidation preference of $1,000 per security. The trust preferred securities represent an interest in the related junior subordinated debentures of the Company, which were purchased by the Trust and have substantially the same payment terms as these trust preferred securities. The junior subordinated debentures are the only assets of the Trust and interest payments from the debentures finance the distributions paid on the trust preferred securities. Distributions on the debentures are payable quarterly at a variable interest rate, reset quarterly, equal to 3-month LIBOR plus 2.70% (4.1275% at June 30, 2004) and are included in interest expense in the consolidated statements of income.

The trust preferred securities are subject to mandatory redemption at the liquidation preference, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable prior to the maturity date of June 17, 2034, at the option of the Company on or after June 17, 2009, in whole at any time or in part from time to time. The junior subordinated debentures are also redeemable at any time, in whole, but not in part, upon the occurrence of specific events defined within the trust indenture. The

Company has the option to defer distributions on the junior subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

A portion of the proceeds from the issuance of the trust preferred securities were used by the Company to retire a note payable (see Note 5). The remaining proceeds were used to increase the capital of the Bank and for general corporate purposes.

(7.)     STOCK OPTIONS

The Company maintains a stock benefit plan under which fixed award stock options may be granted to employees, officers and directors. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

Had the Company determined compensation expense related to stock option grants based on the fair value method under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below. These amounts may not be representative of the effects on reported net income for future years due to changes in market conditions and the number of options outstanding:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income:
As reported	$625,511	$442,072	$1,285,008	$576,995
Total stock-based employee compensation
expense determined under the fair value method
for all awards, net of related tax effects	(14,099)	(14,099)	(28,198)	(28,198)
Proforma	$611,412	$427,973	$1,256,810	$548,797

Basic and diluted net income per share:
As reported	$0.16	$0.21	$0.42	$0.28
Proforma	$0.16	$0.21	$0.41	$0.26

(8.)    SHAREHOLDERS' EQUITY

In March 2004, the Company completed a sale of common stock to its existing shareholders of record as of January 14, 2004. A total of 1,814,291 shares of $.001 par value common stock were sold at $9.00 per share, providing $16.3 million in additional capital, net of $71.5 thousand for stock offering costs. In April 2004, the Company issued 115,750 shares of Common stock, in exchange for 115,750 shares of Class B Common stock, to the sole shareholder of the Class B Common Stock. This transaction had no effect on the number of authorized shares of either class of stock. Subsequent to these two capital transactions, there were 3,891,661 shares of Common stock issued and outstanding and no shares of Class B Common stock issued or outstanding.

Amendment to Certificate of Incorporation

At the annual meeting of shareholders held in June 2004, Great Lakes Bancorp, Inc. shareholders voted to adopt an amendment to the certificate of incorporation of the Company. This amendment reduced the Company's authorized capital stock from a total of 30,000,000 shares to a total of 18,000,000 shares by reducing the authorized number of shares of our common stock from 20,000,000 shares to 16,000,000 shares, the authorized number of shares of our preferred stock from 5,000,000 shares to 2,000,000 shares and by eliminating the 5,000,000 authorized shares of our Class B common stock.

The reduction in the number of shares of stock the Company is authorized to issue is solely for the purpose of reducing the amount of franchise taxes paid in Delaware, which is calculated based upon a number of factors, most pertinent being the total number of authorized shares and our total gross assets at year end.

Employee Stock Purchase Plan

In June 2004, the Company's Board of Directors approved the adoption of an employee stock purchase plan. The plan was established to allow the Company to offer shares to its employees and directors when shares are offered to its existing shareholders, however, the board may elect not to make the shares available, regardless of any stock offering made or scheduled to be made to existing shareholders. As of June 30, 2004, a total of 53,509 shares of $.001 par value common stock were sold on a subscription basis at $9.00 per share. The Company received $363.5 thousand from the sale of shares. An additional $118.1 thousand from the sale of 13,125 shares was recorded as subscriptions receivable at June 30, 2004.

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

Discussion of Financial Condition Changes from December 31, 2003 to June 30, 2004

Total assets increased $107.8 million during the first six months of 2004 to $493.9 million, due to increases of $43.0 million in loans receivable and $58.1 million in securities available for sale and held to maturity. Growth in total assets was funded by $33.9 million in new deposit accounts, $50.0 million from securities sold under agreement to repurchase, $12.0 million (net of the Company's investment in the subsidiary) from subordinated debentures related to the issuance of trust preferred securities, and net proceeds of $16.3 million from a stock offering to shareholders of record as of January 14, 2004.

Cash and Cash Equivalents. Non-interest-bearing cash and due from banks increased from $5.2 million at December 31, 2003 to $7.2 million at June 30, 2004. Interest-bearing deposits in other financial institutions increased from $4.0 million at December 31, 2003 to $4.7 million at June 30, 2004. The average yield earned on these deposits was 1.19% over the six-month periods ended June 30, 2004 and 2003. Daily cash levels may show significant fluctuations due to a variety of operating factors. Most significantly, the timing of deposit inflows, normal inflows and outflows in transaction accounts, short-term borrowings, loan closings and securities purchases may cause short-term swings in cash balances, however management attempts to invest all excess cash in longer lived assets as quickly as possible.

Securities. Securities classified as available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns. Purchases and sales of available for sale securities totaled $95.9 million and $17.5 million, respectively during the first six months of 2004. The portfolio increased by $57.1 million from the $137.2 million at December 31, 2003 to $194.3 million at June 30, 2004. The average yield on the securities available for sale portfolio decreased slightly from 4.24% at December 31, 2003 to 4.22% at June 30, 2004, while the average estimated life, adjusted for historical prepayment patterns on mortgage-backed securities, also decreased from 4.9 years to 2.7 years during this same period. The available for sale portfolio had net unrealized losses of $2.9 million at June 30, 2004, compared to net unrealized losses of $655.2 thousand at December 31, 2003.

Securities classified as held to maturity are carried at amortized cost when the Company has the positive intent and ability to hold such securities to maturity. Purchases of held to maturity securities totaled $1.0 million during the first six months of 2004. There were no sales during this period. The portfolio increased from $2.0 million to $3.0 million while the average yield earned increased from 3.02% to 3.49% during this same period. The average estimated life of the held to maturity securities portfolio was and 29.1 years at June 30, 2004 (29.5 years at December 31, 2003).

Loans. The loan portfolio inherently includes interest rate and credit risk. The Bank attempts to control such risks through analysis of credit applications and portfolio diversification. During the first six months of 2004, total net loans receivable increased $43.0 million from $226.0 million to $269.0 million. The portfolio consists of 71.6% residential mortgages, 15.0% commercial loans and 13.4% consumer loans, with a weighted average interest rate of 5.47% at June 30, 2004, compared to 5.60% at December 31, 2003. Several mortgage brokers in the Western New York area have been contracted with to provide the public with increased access to the Bank's residential mortgage products. Total unfunded loan commitments and unused lines-of-credit at June 30, 2004 and December 31, 2003 were $43.8 million and $34.3 million respectively.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Recoveries on loans previously charged off are credited directly to the allowance for loan losses. The allowance is an amount that our management believes is adequate to absorb probable losses on existing loans.

Our loan loss methodology consists of several key components, including a review of the two elements of the Bank's loan portfolio, performing loans and classified loans. Performing loans are reviewed based upon the premise that there are losses inherent within the loan portfolio that have been incurred as of the balance sheet date, however, have not yet been identified. We utilize a formula to determine our allowance relating to performing loans, reserving various percentages for each loan category. In deriving these expected loss percentages, our management considered the following criteria: the historical loss experience of each loan category; an assessment of portfolio trends and conditions; the level and composition of new loan activity; specific industry conditions; and specific risk factors impacting the portfolios, such as the interest rate environment and the current condition and recent history of the overall local real estate market.

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

Additionally, the Bank's allowance for loan losses consists of an unallocated component. This component addresses the margin of imprecision in the underlying assumptions used in the methodologies for estimating losses in the performing and classified elements of the loan portfolio.

The allowance for loan losses at June 30, 2004 of $1.9 million equaled .71% of total loans outstanding and 415.68% of non-performing loans. The allowance for loan losses at December 31, 2003 of $1.8 million equaled .81% of total loans outstanding and 539.82% of non-performing loans. The decrease in the allowance for loan losses as a percentage of total loans is attributable to the removal of a commercial loan from the substandard classification and a change in our Bank's reserve methodology during the first quarter of 2004. Approximately $100 thousand had been specifically reserved for the loan of $498.3 thousand, which management removed from the classified loan listing after a year of positive performance. In addition, the Bank lowered the allocated loss percentages on its residential mortgage portfolio from .50% to ..40% and from 1.00% to .75% on its home equity products (loans and lines). The impact of the decrease in the expected loss percentages was approximately $200 thousand. We believe that our allowance for loan losses is sufficient to cover probable loan losses. Loans charged-off during the first six months of 2004 totaled $498. The allowance for loan losses at June 30, 2003 of $1.5 million equaled .85% of total loans outstanding and 163.98% of non-performing loans.

The following table summarizes activity in the allowance for loan losses and other related data:
	Six months ended June 30,
	2004	2003
Average loans outstanding	$247,429,400	$163,019,763
Loans outstanding at end of period	267,026,371	180,509,893
Allowance for loan losses at beginning of period	1,807,000	1,377,000
Charge-offs:
Residential mortgage	-	-
Commercial loans	-	-
Consumer loans	(498)	(3,195)
Total charge-offs	(498)	(3,195)
Recoveries:
Consumer loans	1,716	248
Net (charge-offs) recoveries	1,218	(2,947)
Additions (subtractions) charged to operations	93,782	152,947
Allowance for loan losses at end of period	$1,902,000	$1,527,000

Deposits. Deposits, which include non-interest bearing demand deposits and interest-bearing savings and time deposits, are the Bank's primary source of funding. Greater Buffalo Savings Bank seeks deposits within the market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. We offer a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. Deposits at June 30, 2004 totaled $394.6 million, a 9.4% increase over the December 31, 2003 balance of $360.6 million. Our cost of funding deposits decreased from 1.90% to 1.80% over this six-month period. As our Bank is less than five years old, each of our existing seven branches is still relatively new. We expect that branch deposit growth will begin to stabilize after several years as these branches mature. In addition to ongoing, aggressive marketing, we anticipate having one or more branches opened by the end of 2004 and anticipate no decline in our overall rate of deposit growth.

Certificates of deposit were 32.4% and 23.4% of total deposits at June 30, 2004 and December 31, 2003 respectively, with corresponding costs to the Bank of 2.45% and 2.23%. Certificates of deposit increased $43.4 million or 51.4% over the six-month period ended June 30, 2004. Included in these deposits are certificates issued through the

Certificate of Deposit Account Registry Service®, or CDARS®. Through participation in this program, the Bank can provide its customers with up to $5 million in Federal deposit insurance coverage. There were $4.1 million of deposits issued through the CDARS® program at June 30, 2004 (zero at December 31, 2003).

Short-term Borrowings. At June 30, 2004, short-term borrowings consisted of $243.6 thousand of Treasury Tax and Loan deposits through the Bank's Federal Reserve Bank account. At December 31, 2003, short-term borrowings consisted of one three-day loan due the Federal Home Loan Bank totaling $1.3 million and $107.5 thousand of Treasury Tax and Loan deposits through the Bank's Federal Reserve Bank account. Short-term borrowings from the Federal Home Loan Bank may occasionally be used to offset fluctuations in deposit inflows and outflows and to manage liquidity needs at competitive rates. Federal Home Loan Bank rates are presently well below the Bank's cost of funds and are collateralized by certain qualifying securities. Treasury Tax and Loan deposits can fluctuate daily and are generally short-term in nature.

Securities Sold Under Agreement to Repurchase. Total securities sold under agreement to repurchase were $50.0 million at June 30, 2004 (none at December 31, 2003). The Bank borrowed $50.0 million, in increments having various maturities of no longer than two years, and invested the proceeds in mortgage-backed securities to take advantage of the spread between short and long-term interest rates. These borrowings are secured by specific investment securities of the Bank.

Long-term Debt. In June 2004, the Company utilized a portion of the proceeds from the issuance of trust preferred securities to retire a $5.0 million note payable to Fifth Third Bank. Interest expense on the note totaled $50.8 thousand and $101.8 thousand for the three and six-month periods ended June 30, 2004, respectively.

Deferred Tax Asset. The deferred tax asset at June 30, 2004 was $610.9 thousand compared to a deferred tax asset of $519.4 thousand at December 31, 2003. The increase resulted primarily from a change in the unrealized loss on securities available for sale from $655.2 thousand at December 31, 2003 to $2.9 million at June 30, 2004, combined with a reduction of the net operating loss carryforward of $778.3 thousand attributed to the current year's earnings (see Provision for Income Taxes). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized, in income, in the period that includes the enactment date. Our bank has been profitable since February 2002 and our management believes, but can offer no assurances, this trend will continue. We have met or exceeded all growth projections defined in our original and subsequent business plans. As such, no reserve has been established against this asset.

Subordinated Debentures. On June 17, 2004, the Company, through Great Lakes Bancorp Statutory Trust I, issued 12,000 floating rate pooled trust preferred securities with a liquidation preference of $1,000 per security. The trust preferred securities represent an interest in the related junior subordinated debentures of the Company, which were purchased by the Trust and have substantially the same payment terms as these trust preferred securities. The junior subordinated debentures are the only assets of the Trust and interest payments from the debentures finance the distributions paid on the trust preferred securities. Distributions on the debentures are payable quarterly at a variable interest rate, reset quarterly, equal to 3-month LIBOR plus 2.70% (4.1275% at June 30, 2004) and are included in interest expense in the consolidated statements of income.

Shareholders' Equity. Total shareholders' equity increased from $18.1 million to $34.6 million during the first six months of 2004. This increase resulted primarily from proceeds of a stock offering to all shareholders of record as of January 14, 2004, which was completed in April 2004. A total of 1,814,291 shares of $.001 par value common stock were sold at $9.00 per share, providing $16.3 million in additional capital, net of $71.5 thousand for stock offering costs.

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

In June 2004, the Company's Board of Directors approved the adoption of an employee stock purchase plan. The plan was established to allow the Company to offer shares to its employees and directors when shares are offered to its existing shareholders, however the board may elect not to make the shares available, regardless of any stock offering made or scheduled to be made to existing shareholders. As of June 30, 2004, a total of 53,509 shares of $.001 par value common stock were sold on a subscription basis at $9.00 per share. The Company received $363.5 thousand from the sale of shares. An additional $118.1 thousand from the sale of 13,125 shares was recorded as subscriptions receivable at June 30, 2004.

Discussion of Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

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

Net Income. Net income for the six months ended June 30, 2004 was $1.3 million, compared to $577.0 thousand for the six months ended June 30, 2003. Total interest and noninterest income increased 50.0% from $6.8 million during the six months ended June 30, 2003 to $10.2 million during the six months ended June 30, 2004. Interest expense, noninterest expense and the provision for loan losses increased 39.7% from $5.8 million to $8.1 million during the same periods as the Bank continues to benefit from the operating efficiencies related to its growth.

Net income for the three months ended June 30, 2004 was $625.5 thousand, compared to $442.1 thousand for the three months ended June 30, 2003. Total interest and noninterest income increased 40.5% from $3.7 million during the three months ended June 30, 2003 to $5.2 million during the three months ended June 30, 2004. Interest expense, noninterest expense and the provision for loan losses increased 40.0% from $3.0 million to $4.2 million during the same periods.

Interest Income. For the six months ended June 30, 2004, total interest income increased by $3.5 million or 57.4% to $9.6 million compared to $6.1 million for the six months ended June 30, 2003. Similarly, for the three months ended June 30, 2004, total interest income increased by $1.8 million or 56.3% to $5.0 million compared to $3.2 million for the three months ended June 30, 2003. These increases resulted primarily from a $162.8 million, or 67.1% increase in average interest-earning assets to $405.6 million for the six months ended June 30, 2004, from $242.8 million for the six months ended June 30, 2003. The yield on average interest-earning assets decreased to 4.76% for the six months ended June 30, 2004 from 5.09% for the same period last year.

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

Interest income on loans receivable increased by $1.7 million to $6.4 million for the six months ended June 30, 2004 compared to $4.7 million during the same period last year. This increase resulted primarily from a $84.4 million increase in average loans outstanding to $247.4 million for the six months ended June 30, 2004 from $163.0 million for the same period last year. The yield on average loans decreased to 5.24% during the six months ended June 30, 2004 from 6.12% for the comparable period last year.

Interest income on loans receivable increased by $831.1 thousand to $3.3 million for the three months ended June 30, 2004 compared to $2.5 million during the same period last year. This increase resulted primarily from a $84.2 million increase in average loans outstanding to $257.5 million for the three months ended June 30, 2004 from $173.3 million for the same period last year. The yield on average loans decreased to 5.17% during the three months ended June 30, 2004 from 6.03% for the comparable period last year.

Interest income on securities increased $1.8 million, or 138.5% to $3.1 million for the six months ended June 30, 2004 from $1.3 million for the six months ended June 30, 2003. This increase resulted primarily from a $82.2 million increase in average securities to $150.2 million during the six months ended June 30, 2004 from $68.0 million for the same period last year. The yield on average investments increased to 4.17% during the six months ended June 30, 2004 compared to 4.14% during the six months ended June 30, 2003.

Interest income on securities increased $948.1 thousand, or 137.8% to $1.6 million for the three months ended June 30, 2004 from $688.2 thousand for the three months ended June 30, 2003. This increase resulted primarily from a $83.0 million increase in average securities to $160.8 million during the three months ended June 30, 2004 from $77.8 million for the same period last year. The yield on average investments increased to 4.09% during the three months ended June 30, 2004 compared to 4.02% during the three months ended June 30, 2003.

Interest income on interest-bearing deposits decreased $33.8 thousand, or 41.7% to $47.3 thousand for the six months ended June 30, 2004 from $81.1 thousand for the six months ended June 30, 2003. These decreases resulted primarily from a $4.7 million decrease in average interest-bearing deposits to $6.0 million during the six months ended June 30, 2004 from $10.7 million for the same period last year. The yield on average interest-bearing deposits remained constant at 1.19% for the six months ended June 30, 2003 and 2004. Interest income on interest-bearing deposits decreased $4.4 thousand, or 11.5% to $33.9 thousand for the three months ended June 30, 2004 from $38.3 thousand for the three months ended June 30, 2003.

Interest Expense. Total interest expense increased $661.8 thousand, or 22.3% to $3.6 million for the six months ended June 30, 2004 compared to $3.0 million for the six months ended June 30, 2003. Interest expense increased $204.5 thousand, or 12.8% to $1.8 million for the three months ended June 30, 2004 compared to $1.6 million for the three months ended June 30, 2003.

Interest expense from deposits increased $370.8 thousand, or 12.5% to $3.3 million for the six months ended June 30, 2004 from $3.0 million for the six months ended June 30, 2003. The average balance of customer deposits, the most significant portion of interest-bearing liabilities, increased by $135.7 million, or 58.1% to $369.2 million for the six months ended June 30, 2004 from $233.5 million for the comparable period last year. However, the average cost of funds (customer deposits) decreased to 1.80% for the six months ended June 30, 2004 from 2.56% for the six months ended June 30, 2003. The decrease in the cost of funds during this period was primarily attributable to the Bank's downward adjustment of passbook savings account rates during the second quarter. The weighted average yield of these deposits, which represent over 50% of the Bank's total deposits, decreased 46 basis points from 2.0% at December 31, 2003 to 1.54% at June 30, 2004. Management prices its deposit liabilities based on various factors, such as the interest rate environment, market conditions and local competition. Interest expense from deposits for the three months ended June 30, 2004 and 2003 was $1.6 million, while the average balance of customer deposits increased by $117.1 million, or 46.1% to $371.1 million at June 30, 2004 from $254.0 million for the comparable period last year. This was a result of a decrease in the average cost of funds (customer deposits), for the reason explained above, from 2.52% for the three months ended June 30, 2003 to 1.67% for the three months ended June 30, 2004.

Interest expense from securities sold under agreements to repurchase and from subordinated debentures was $172.1 thousand and $20.1 thousand for the three and six months ended June 30, 2004, respectively. Interest expense from long-term debt was $50.8 thousand and $101.8 thousand for the three and six months ended June 30, 2004, respectively. There was no interest expense incurred from these items for the three and six months ended June 30, 2003.

Net Interest Income. Net interest income is the difference between interest and fees earned on assets and the interest paid on deposits and borrowings. Net interest income is one of the major determining factors in the Bank's performance as it is the principal source of revenue and earnings. For the six month period ended June 30, 2004, net interest income increased $2.9 million, or 93.5% to $6.0 million compared to $3.1 million for the six months ended June 30, 2003, primarily as a result of increases in the volume of interest-earning assets. For the three-month period ended June 30, 2004, net interest income increased $1.6 million, or 100.0% to $3.2 million compared to $1.6 million for the three months ended June 30, 2003.

Provision for Loan Losses. The provision for loan losses was $93.8 thousand, a decrease of $59.1 thousand for the six months ended June 30, 2004 compared to $152.9 thousand during the six months ended June 30, 2003. For the three months ended June 30, 2004, the provision increased $82.8 thousand or 103.0% compared to $80.4 thousand during the three months ended June 30, 2003. The provision for loan losses is determined by the type and dollar amount of the loans recorded during the period.

Provisions for losses in the portfolio are charged to earnings in an amount sufficient, in management's judgment, to cover probable losses based upon the overall risk in the Bank's loan portfolio, current economic conditions and historical trends. Loans totaling $689.2 thousand are classified as substandard at June 30, 2004 compared to $1.3 million at December 31, 2003. See Allowance for Loan Losses for further discussion of the Bank's policies and accounting treatment relating to loan losses.

Noninterest Income. Noninterest income decreased $115.0 thousand to $554.7 thousand for the six-month period ended June 30, 2004 compared to $669.7 thousand for the same period last year. Other operating income, which consists of service charges and other miscellaneous fees assessed on deposit and loan accounts increased $140.1 thousand to $392.1 thousand or 55.6%. The net realized gain on the sale of securities decreased $183.5 thousand from $353.8 thousand to $170.3 thousand over the same six-month period.

Noninterest income decreased $349.0 thousand to $191.7 thousand for the three-month period ended June 30, 2004 compared to $540.7 thousand for the same period last year. Other operating income increased $67.0 thousand or 48.3% to $205.8 thousand. The net realized gain on the sale of securities decreased $352.1 thousand or 104.2% from a net gain of $338.0 thousand to a net realized loss of $14.1 thousand over the same three-month period.

Noninterest Expense. Noninterest expense increased $1.7 million, or 63.0% to $4.4 million for the six months ended June 30, 2004 compared to $2.7 million for the six months ended June 30, 2003. Similarly, noninterest expense increased $854.4 thousand, or 63.8% to $2.2 million for the three months ended June 30, 2004 compared to $1.3 million for the three months ended June 30, 2003.

Salaries and employee benefits increased $1.0 million or 84.6% as the number of full-time equivalent employees increased from 77 to 114 at June 30, 2003 and 2004, respectively. Occupancy, equipment and furnishings expense increased 33.4% from $459.5 thousand to $612.9 thousand between the six months ended June 30, 2003 and 2004, respectively. This increase was primarily the result of equipment costs associated with the increased number of full-time equivalent employees and occupancy of the Bank's sixth branch office located in Amherst, New York, which did not open until June 2003. Data processing expense increased $69.0 thousand or 23.4% between the six months ended June 30, 2003 and 2004. The Bank had 21,655 customer accounts opened at June 30, 2003 and 27,825 at June 30, 2004. Data processing costs are directly linked to the number of customer accounts and transactions processed through those accounts. Advertising expense increased 103.5% from $127.9 thousand to $260.3 thousand between the six months ended June 30, 2003 and 2004, respectively. The increased advertising expense relates to an identity/branding initiative that the Bank launched during the second quarter of 2004.

Provision for Income Taxes. The Company's provision for income taxes, as a percentage of income before taxes, was 37.7% and 39.0% for the six months ended June 30, 2004 and 2003, respectively.

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

The overall asset/liability strategy of our Bank takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors our Bank's liquidity position daily in conjunction with the Federal Reserve position monitoring. We may borrow funds from the Federal Home Loan Bank of New York on a short or long-term basis. We may sell or pledge investment securities to create additional liquidity for our Bank. Since its inception in November 1999, our Bank's rapidly increasing core deposit base has provided our most significant source of funds. During the first six months of 2004, the Bank's deposits increased 9.4% from $360.6 million to $394.6 million. However, short-term borrowings from the Federal Home Loan Bank have been used occasionally to offset fluctuations in deposit inflows and outflows and to manage liquidity needs at competitive rates. Federal Home Loan Bank rates are presently well below the bank's cost of funds.

The Bank may also obtain capital through additional investments by its parent company, Great Lakes Bancorp, Inc. During the six month period ended June 30, 2004, the Company contributed $23.6 million in additional capital to the Bank. The contribution of capital to the Bank will permit continued growth in deposits, assets and loans through expansion of its existing lending and investment activities and possible further branching and acquisitions. The remaining portion of the net proceeds will be retained by the Company as working capital.

The Bank is required to maintain specific amounts of capital pursuant to FDIC regulations. As of June 30, 2004, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with a total risk-based capital to risk-weighted assets ratio of 19.7% and a Tier 1 risk-based capital to risk-weighted assets ratio of 19.0% and a Tier 1 leverage ratio of 10.7%. These ratios greatly exceed the minimum capital ratios as required by federal and state regulations.

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

Part II. OTHER INFORMATION

Item 1. - Legal Proceedings

There are no material pending legal proceedings to which the Bank or Company is a party, or to which any of their property is subject.

Item 2. - Changes in Securities and Use of Proceeds

Not applicable.

Item 3. - Defaults upon Senior Securities

Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on June 15, 2004. Of 3,891,661shares entitled to vote at the meeting, 2,553,699 voted. The following matters were voted on at the meeting:
Proposal 1:	To elect five Class B Directors for a term of three years. Votes for each nominee were as follows:
Nominee	Votes For	Votes Withheld
William A. Evans	2,553,399	300
Acea M. Mosey-Pawlowski	2,553,899	800
Dennis M.Penman	2,552,199	1,500
Louis J. Thomas	2,553,299	400
Frederick A. Wolf	2,553,299	400

Proposal 2:

To ratify an amendment to the Company's certificate of incorporation which would decrease the authorized capital stock from a total of 30,000,000 shares to a total of 18,000,000 shares. Votes were as follows*:

Votes For	Votes Against	Abstained
2,083,591	100	350

* 469,658 broker non-votes are not included in these totals.

Item 5. - Other Information

Not applicable.

Item 6. - Exhibits and Reports on Form 8-K

    (a)    The following exhibits are filed as part of this report:

Exhibit #	Description
3	Amendment to the Certificate of Incorporation of Great Lakes Bancorp, Inc. Under
Section 242 of the General Corporation Law of the State of Delaware

31.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b)    Reports on Form 8-K.

(1)	On April 2, 2004, the Company issued a press release announcing the results of a stock offering to its existing shareholders of record as of January 14,2004

(2)	On May 14, 2004, the Company issued a press release announcing its financial results for the first quarter ended March 31, 2004.

(3)	On May 25, 2004, the Company filed an 8-K regarding a change in the independent registered public accounting firm engaged to audit the Company's financial statements.

(4)	On June 17, 2004, the Company issued a press release announcing the issuance of trust preferred securities through its subsidiary, Great Lakes Bancorp Statutory Trust I.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Great Lakes Bancorp, Inc.

Date: August 13, 2004	By:	/s/ Andrew W. Dorn, Jr.
Andrew W. Dorn, Jr.
President and Chief Executive Officer

Date: August 13, 2004	By:	/s/ Kim S. Destro
Kim S. Destro
Vice President and Chief Financial Officer