Form 10QSB
period 2004-11-12
GREAT LAKES BANCORP INC
filed 2004-11-12
CIK 1217730

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

QUARTERLY OR TRANSITIONAL REPORT UNDER
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY OR TRANSITIONAL REPORT

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2004

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

Common Stock - voting, par value $.001 per share	3,955,565 shares
(Title of Class)	Outstanding at November 12, 2004

GREAT LAKES BANCORP, INC.
Form 10-QSB
For the Quarterly Period Ended September 30, 2004

TABLE OF CONTENTS
Part I.	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited) -
	at September 30, 2004 and December 31, 2003	3

	Consolidated Statements of Income (Unaudited) -
	Three and nine months ended September 30, 2004 and 2003	4

	Consolidated Statements of Changes in Shareholders' Equity (Unaudited) -
	Nine months ended September 30, 2004 and 2003	5

	Consolidated Statements of Cash Flows (Unaudited) -
	Nine months ended September 30, 2004 and 2003	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial	13
	Condition and Results of Operations

Item 3.	Controls and Procedures	20

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

	Signatures	22

GREAT LAKES BANCORP, INC.
Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2004	2003
Assets
Cash and cash equivalents:
Cash and due from banks	$6,909,967	$5,165,380
Interest-bearing deposits in other financial institutions	36,220,252	4,038,151
Total cash and cash equivalents	43,130,219	9,203,531
Securities available for sale, at fair value	306,216,069	137,232,916
Securities held to maturity, at amortized cost (fair value of $3,001,250 at September 30, 2004
and $1,987,500 at December 31, 2003)	3,010,129	2,000,000
Federal Home Loan Bank stock, at cost	4,450,000	1,580,800
Loans, net of allowance for loan losses	285,863,312	225,951,599
Premises and equipment, net	11,149,561	7,765,696
Deferred tax asset, net	-	519,378
Other assets	4,165,810	1,888,878
Total assets	$657,985,100	$386,142,798

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$33,702,021	$13,009,820
Interest-bearing	442,772,309	347,630,276
Total deposits	476,474,330	360,640,096
Short-term borrowings	144,969	1,358,549
Securities sold under agreement to repurchase	129,000,000	-
Long-term debt	-	5,000,000
Subordinated debentures	12,372,000	-
Deferred tax liability, net	960,689	-
Accrued expenses and other liabilities	1,720,857	1,081,051
Total liabilities	620,672,845	368,079,696

Shareholders' equity:
Preferred stock, $0.001 par value, 2,000,000 and 5,000,000 shares authorized, none issued	-	-
Common stock - voting, $0.001 par value, 16,000,000 and 20,000,000 shares authorized,
3,955,565 and 1,961,620 shares issued and outstanding, respectively	3,956	1,962
Class B Common stock - non-voting, $0.001 par value, 0 and 5,000,000 shares authorized,
0 and 115,750 shares issued and outstanding, respectively	-	116
Additional paid-in capital	35,422,384	18,622,473
Retained earnings (accumulated deficit)	2,299,614	(161,479)
Accumulated other comprehensive loss, net	(413,699)	(399,970)
Total shareholders' equity	37,312,255	18,063,102
Total liabilities and shareholders' equity	$657,985,100	$386,142,798

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREAT LAKES BANCORP, INC.
Consolidated Statements of Income (Unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Interest income:
Loans	$3,587,281	$2,603,171	$10,030,589	$7,335,323
Securities	2,664,275	937,541	5,780,133	2,207,507
Other interest income	108,755	40,660	156,101	121,790
Total interest income	6,360,311	3,581,372	15,966,823	9,664,620

Interest expense:
Deposits	2,288,139	1,554,845	5,620,114	4,516,038
Short-term borrowings	1,529	13,251	11,182	26,005
Securities sold under agreement to repurchase	500,256	-	672,403	-
Long-term debt	-	4,484	101,839	4,484
Subordinated debentures	134,019	-	154,112	-
Total interest expense	2,923,943	1,572,580	6,559,650	4,546,527

Net interest income	3,436,368	2,008,792	9,407,173	5,118,093

Provision for loan losses	117,167	97,000	210,949	249,947

Net interest income after provision for loan losses	3,319,201	1,911,792	9,196,224	4,868,146

Noninterest income:
Gain on sale of securities, net	708,639	135,644	878,961	489,448
Service charges on deposit accounts	97,889	76,109	277,427	163,889
Gain on sale of loans	-	-	-	63,862
Loss on other real estate owned, net	-	-	(7,684)	-
Other operating income	123,748	112,062	336,302	276,299
Total noninterest income	930,276	323,815	1,485,006	993,498

Noninterest expenses:
Salaries and employee benefits	1,283,375	796,860	3,506,338	1,992,930
Occupancy, equipment and furnishings	352,810	260,889	965,734	720,340
Data processing and operations	197,982	155,490	562,417	450,863
Advertising	131,798	79,649	392,058	207,547
Professional services	84,250	73,246	255,584	261,508
Printing, postage and supplies	51,125	94,708	237,308	244,694
Other operating expenses	251,225	187,047	801,544	449,925
Total noninterest expenses	2,352,565	1,647,889	6,720,983	4,327,807

Income before income taxes	1,896,912	587,718	3,960,247	1,533,837

Income tax provision	720,827	213,874	1,499,154	582,998

Net income	$1,176,085	$373,844	$2,461,093	$950,839
Net income per share - basic and diluted	$0.30	$0.18	$0.74	$0.46

Weighted average number of common shares
outstanding - basic and diluted	3,949,856	2,077,370	3,346,666	2,077,370

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREAT LAKES BANCORP, INC.
Consolidated Statements of Shareholders' Equity (Unaudited)
Nine months ended September 30, 2004 and 2003

				Retained	Accumulated
		Class B	Additional	earnings	other	Total
	Common	Common stock	paid-in	(accumulated	comprehensive	shareholders'
	stock - voting	non-voting	capital	deficit)	income (loss)	equity

Balances at December 31, 2002	$9,808,100	$578,750	$8,237,701	$(1,487,356)	$466,147	$17,603,342

Reorganization - Great Lakes Bancorp, Inc.
exchanges all outstanding GBSB shares,
one-for-one; par value reduced from
$5.00 per share to $0.001 per share	(9,806,138)	(578,634)	10,384,772	-	-	-

Comprehensive income:
Net income	-	-	-	950,839	-	950,839
Other comprehensive income, net of tax:
Unrealized losses on securities, net
of reclassification adjustment	-	-	-	-	(414,828)	(414,828)
Total comprehensive income						536,011
Balances at September 30, 2003	$1,962	$116	$18,622,473	$(536,517)	$51,319	$18,139,353

Balances at December 31, 2003	$1,962	$116	$18,622,473	$(161,479)	$(399,970)	$18,063,102

Issuance of 1,878,195 shares
of Common stock - voting	1,878	-	16,901,877	-	-	16,903,755

Payment of underwriting costs	-	-	(101,966)	-	-	(101,966)

Issuance of 115,750 shares of Common stock
in exchange for 115,750 shares of Class B
Common stock	116	(116)	-	-	-	-

Comprehensive income:
Net income	-	-	-	2,461,093	-	2,461,093
Other comprehensive loss, net of tax:
Unrealized losses on securities, net
of reclassification adjustment	-	-	-	-	(13,729)	(13,729)
Total comprehensive income						2,447,364
Balances at September 30, 2004	$3,956	$-	$35,422,384	$2,299,614	$(413,699)	$37,312,255

The accompanying notes are an integral part of the unaudited consolidated financial statements.

GREAT LAKES BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,461,093	$950,839
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	421,540	306,015
Net amortization of premiums and discounts on securities	662,981	555,023
Net amortization of deferred loan fees and costs	601,790	351,620
Deferred income tax expense	1,512,826	584,476
Realized gains on sales of securities	(878,961)	(489,448)
Gain on sale of loans	-	(63,862)
Provision for loan losses	210,949	249,947
Increase in other and deferred tax assets	(2,190,932)	(325,756)
Increase in other and deferred tax liabilities	639,806	34,972
Net cash provided by operating activities	3,441,092	2,153,826

Cash flows from investing activities:
Purchases of securities available for sale	(289,819,145)	(115,042,026)
Purchases of securities to be held to maturity	(1,011,250)	(2,000,000)
Proceeds from sales of securities available for sale	90,059,231	10,375,144
Proceeds from principal payments, maturities and calls on securities available for sale	30,971,374	35,345,477
Purchase of Federal Home Loan Bank stock	(2,869,200)	(897,800)
Net increase in loans receivable	(60,724,452)	(55,679,534)
Purchase of premises and equipment	(3,805,405)	(2,013,612)
Net cash used by investing activities	(237,198,847)	(129,912,351)

Cash flows from financing activities:
Net increase in deposits	115,834,234	109,017,893
Net (decrease) increase in short-term borrowings	(1,213,580)	4,955,062
Proceeds from securities sold under agreement to repurchase	139,000,000	-
Repayment of securities sold under agreement to repurchase	(10,000,000)	-
Proceeds from issuance of subordinated debentures, net of costs	12,262,000	-
Proceeds from issuance of long-term debt	-	5,000,000
Repayment of long-term debt	(5,000,000)	-
Proceeds from stock offering	16,903,755	-
Payment of stock offering costs	(101,966)	-
Net cash provided by financing activities	267,684,443	118,972,955

Net increase (decrease) in cash and cash equivalents	33,926,688	(8,785,570)

Cash and cash equivalents at beginning of period	$9,203,531	$17,104,529
Cash and cash equivalents at end of period	$43,130,219	$8,318,959
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,070,117	$4,443,652
Cash paid for income taxes	$12,200	$226

The accompanying notes are an integral part of the unaudited consolidated financial statements.

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

Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Certain amounts in the consolidated financial statements for the three and nine-month periods ended September 30, 2003 have been reclassified to conform to the consolidated financial statement presentation for the three and nine-month periods ended September 30, 2004.

The organization and business, accounting policies followed by the Company and other information are consistent with those contained in the consolidated financial statements filed as part of the Company's 2003 annual report on Form 10-KSB, except for the impact of new accounting pronouncements detailed below. This quarterly report should be read in conjunction with such annual report.

Recent Accounting Pronouncements

On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company formed a statutory business trust subsequent to January 31, 2003, for the sole purpose of issuing trust preferred securities as further described in Note 7 to the accompanying consolidated financial statements. FIN 46 was revised and reissued in December 2003 ("FIN 46R").

In March 2004, the FASB reached a consensus on EITF 03-1, "The Meaning of Other-Than-Temporary impairment and Its Application to Certain Investments" ("EITF 03-1").  EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary. EITF 03-1 also incorporates into its consensus the required disclosures about unrealized losses on investments announced by the EITF in late 2003 and adds new disclosure requirements relating to cost-method investments. The impairment accounting guidance for evaluating whether an investment is other-than-temporarily impaired is effective for reporting periods beginning after June 15, 2004 and the new disclosure requirements for annual reporting periods ending after June 15, 2004. The adoption of the impairment guidance contained in EITF 03-1 is not expected to have a material impact on the financial position or results of operations of the Company.

In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary impairment and Its Application to Certain Investments" ("FSP 03-1-1").   FSP 03-1-1 delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1, previously defined as annual reporting periods ending after June 15, 2004. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature, nor the disclosure guidance effective for annual reporting periods ending after June 15, 2004. The disclosure requirements for FSP 03-1-1 were adopted for the quarter ended September 30, 2004.

(2.)     STOCK OPTIONS

The Company maintains a stock benefit plan under which fixed award stock options may be granted to employees, officers and directors. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized.

Had the Company determined compensation expense related to stock option grants based on the fair value method under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below. These amounts may not be representative of the effects on reported net income for future years due to changes in market conditions and the number of options outstanding:
	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

Net income:
As reported	$1,176,085	$373,844	$2,461,093	$950,839
Total stock-based employee compensation
expense determined under the fair value method
for all awards, net of related tax effects	(14,099)	(14,099)	(42,297)	(42,297)
Proforma	$1,161,986	$359,745	$2,418,796	$908,542
Basic and diluted net income per share:
As reported	$0.30	$0.18	$0.74	$0.46
Proforma	$0.29	$0.17	$0.72	$0.44

(3.)    EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the Company is required to report basic and diluted earnings per share. Basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding during the periods presented. As of September 30, 2004 and 2003, all outstanding stock options have not been considered common stock equivalents because their assumed exercise would be anti-dilutive due to the stock option price being equal to or greater than the fair value of the Company stock.

(4.)    SECURITIES

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

The amortized cost and approximate fair value of securities at September 30, 2004 and December 31, 2003 are summarized as follows:

	September 30, 2004
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Securities available for sale:

U.S. government and federal agencies:
Due from five to ten years	$15,000,000	$-	$-	$15,000,000
Due after ten years	16,978,632	14,622	(246,984)	16,746,270
Mortgage-backed securities	272,744,163	848,216	(1,338,820)	272,253,559
Corporate:
Due from one to five years	1,023,766	30,904	-	1,054,670
Due from five to ten years	1,147,148	14,422	-	1,161,570
Total securities available for sale	$306,893,709	$908,164	$(1,585,804)	$306,216,069

Securities to be held to maturity:

Other debt securities:
Due after ten years	$3,010,129	$3,750	$(12,629)	$3,001,250
Total securities to be held to maturity	$3,010,129	$3,750	$(12,629)	$3,001,250

	December 31, 2003
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Securities available for sale:

U.S. government and federal agencies:
Due within one year	$499,670	$15,408	$-	$515,078
Due after ten years	16,981,058	-	(689,507)	16,291,551
Mortgage-backed securities	114,531,845	632,895	(741,862)	114,422,878
Corporate:
Due within one year	1,001,980	23,100	-	1,025,080
Due from one to five years	3,705,050	104,957	-	3,810,007
Due from five to ten years	1,168,465	-	(143)	1,168,322
Total securities available for sale	$137,888,068	$776,360	$(1,431,512)	$137,232,916

Securities to be held to maturity:

Other debt securities:
Due after ten years	$2,000,000	$-	$(12,500)	$1,987,500
Total securities to be held to maturity	$2,000,000	$-	$(12,500)	$1,987,500

Information pertaining to securities with gross unrealized losses at September 30, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 months		12 months or longer (1)		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Securities available for sale:
U.S. government and federal agencies	$-	$-	$13,736,880	$(246,984)	$13,736,880	$(246,984)
Mortgage-backed	78,376,169	(1,049,423)	16,446,795	(289,397)	94,822,964	(1,338,820)
Total securities available for sale	$78,376,169	$(1,049,423)	$30,183,675	$(536,381)	$108,559,844	$(1,585,804)

Securities held to maturity:
Other	$997,500	$(12,629)	$-	$-	$997,500	$(12,629)
Total securities held to maturity	$997,500	$(12,629)	$-	$-	$997,500	$(12,629)
Total temporarily impaired securities	$79,373,669	$(1,062,052)	$30,183,678	$(536,381)	$109,557,344	$(1,598,433)

(1) At September 30, 2004, the S&P quality rating for each of the bonds in an unrealized loss position for 12 months or longer was 'AAA'.

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

The unrealized losses at September 30, 2004 were caused by increases in market yields subsequent to purchase. There were no individual securities with unrealized losses that were significant dollar amounts at September 30, 2004. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. The Company has the ability to hold securities with unrealized losses until a market price recovery (which, for debt securities may be until maturity). As a result, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2004.

(5.) SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

In May 2004, the Company began entering into sales of securities under agreements to repurchase. These financing transactions are reflected as a liability on the accompanying consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset account, although the securities underlying the agreements are delivered to a primary dealer who manages the transactions. All of the agreements are to repurchase identical securities. The Company invests the proceeds in agency and mortgage-backed securities. The following borrowings under securities repurchase agreements with a commercial broker and the Federal Home Loan Bank of New York were outstanding at September 30, 2004:

Repurchase
Date	Amount	Rate
October 08, 2004	$10,000,000	1.59%
December 24, 2004	25,000,000	2.00%
January 10, 2005	10,000,000	1.88%
March 24, 2005	25,000,000	2.20%
May 11, 2005	5,500,000	2.02%
May 11, 2005	9,500,000	2.12%
July 08, 2005	15,000,000	2.28%
May 11, 2006	9,480,000	3.02%
May 11, 2006	15,520,000	3.05%
July 10, 2006	4,000,000	2.93%
Total securities sold under agreements to repurchase/weighted average rate	$129,000,000	2.27%

Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreement to repurchase are secured by investment securities. The carrying value of the securities at September 30, 2004 was $149.3 million.

(6.)     LONG-TERM DEBT

In June 2004, the Company utilized a portion of the proceeds from the issuance of trust preferred securities (see Note 7) to retire a $5.0 million note payable to Fifth Third Bank. Interest expense on the note totaled $101.8 thousand for the nine months ended September 30, 2004.

(7.)     SUBORDINATED DEBENTURES

In June 2004, the Company formed Great Lakes Bancorp Statutory Trust I (the "Trust") for the sole purpose of issuing trust preferred securities. The Company accounts for the Trust in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" and, as such, the Trust is not consolidated. The Company's $372.0 thousand investment in the common equity of the Trust is included in the consolidated balance sheets as other assets and $12.372 million of subordinated debentures. Interest expense paid to the Trust is included in the consolidated statements of income as expense. The Company incurred costs relating to the issuance of the debentures totaling $130.0 thousand. These costs, which are included in other assets on the balance sheet, were deferred and are being amortized to interest expense using the straight-line method over a twenty-five year period. Interest expense on the debentures was $134.0 thousand and $154.1 thousand for the three and nine months ended September 30, 2004, respectively.

On June 17, 2004, the Company, through the Trust, issued 12,000 floating rate pooled trust preferred securities with a liquidation preference of $1,000 per security. The trust preferred securities represent an interest in the related junior subordinated debentures of the Company, which were purchased by the Trust and have substantially the same payment terms as these trust preferred securities. The junior subordinated debentures are the only assets of the Trust and interest payments from the debentures finance the distributions paid on the trust preferred securities. Distributions on the debentures are payable quarterly at a variable interest rate, reset quarterly, equal to 3-month LIBOR plus 2.70% (4.59% at September 30, 2004) and are included in interest expense in the consolidated statements of income.

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

A portion of the proceeds from the issuance of the trust preferred securities were used by the Company to retire long-term debt (see Note 6). The remaining proceeds were used to increase the capital of the Bank and for general corporate purposes.

(8.)    SHAREHOLDERS' EQUITY

In March 2004, the Company completed a sale of common stock to its existing shareholders of record as of January 14, 2004. A total of 1,814,291 shares of $.001 par value common stock were sold at $9.00 per share, providing $16.2 million in additional capital, net of $97.2 thousand for stock offering costs.

In April 2004, the Company issued 115,750 shares of Common stock, in exchange for 115,750 shares of Class B Common stock, to the sole shareholder of the Class B Common Stock. This transaction had no effect on the number of authorized shares of either class of stock.

In June 2004, the Company's Board of Directors approved the adoption of an employee stock purchase plan. The plan was established to allow the Company to offer shares to its employees and directors when shares are offered to its existing shareholders, however, the board may elect not to make the shares available, regardless of any stock offering made or scheduled to be made to existing shareholders. In September 2004, the Company completed the sale of common stock through the employee stock purchase plan. A total of 63,904 shares of $.001 par value common stock were sold at $9.00 per share, providing $575.1 thousand in additional capital, net of $4.8 thousand for stock offering costs.

Subsequent to these capital transactions, there were 3,955,565 shares of Common stock issued and outstanding and no shares of Class B Common stock issued or outstanding at September 30, 2004.

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

Many of the comparisons of financial data from period to period presented in the following discussion have been rounded from actual values reported in the financial statements. The percentage changes presented herein are based on a comparison of the actual values recorded in the financial statements, not the rounded values.

Critical Accounting Policies

Our management is required to evaluate and disclose those accounting policies that are judged to be critical, which are those most important to the portrayal of our financial condition and results of operations, and that require management's most subjective and complex judgments. Our management considers the accounting policies relating to the provision for loan losses and related allowance for loan losses and the determination of deferred tax assets/liabilities to be critical accounting policies.

Discussion of Financial Condition Changes from December 31, 2003 to September 30, 2004

Total assets increased $271.8 million during the first nine months of 2004 to $658.0 million, due to increases of $33.9 million cash and cash equivalents, $59.9 million in loans receivable and $170.0 million in securities. Growth in total assets was funded by $115.8 million in deposits, $139.0 million from securities sold under agreement to repurchase, $12.0 million (net of the Company's investment in the subsidiary) from subordinated debentures related to the issuance of trust preferred securities, and net proceeds of $16.8 million from stock offerings to shareholders and employees.

Cash and Cash Equivalents. Non-interest-bearing cash and due from banks increased from $5.2 million at December 31, 2003 to $6.9 million at September 30, 2004. Interest-bearing deposits in other financial institutions increased from $4.0 million at December 31, 2003 to $36.2 million at September 30, 2004. The average yields earned on these deposits were 1.39% and 1.12% over the nine-month periods ended September 30, 2004 and 2003, respectively. Daily cash levels may show significant fluctuations due to a variety of operating factors. Most significantly, the timing of deposit inflows, normal inflows and outflows in transaction accounts, short-term borrowings, loan closings and securities purchases may cause short-term swings in cash balances; however management attempts to invest all excess cash in longer lived assets as quickly as possible.

Securities. Securities classified as available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns. Purchases and sales of available for sale securities totaled $289.8 million and $90.1 million, respectively during the first nine months of 2004. The portfolio increased by $169.0 million from $137.2 million at December 31, 2003 to $306.2 million at September 30, 2004. The average yield on the securities available for sale portfolio increased from 4.24% at December 31, 2003 to 4.45% at September 30, 2004, while the average estimated life, adjusted for historical prepayment patterns on mortgage-backed securities, also increased from 2.7 years to 3.4 years during this same period. The available for sale portfolio had net unrealized losses of $677.6 thousand at September 30, 2004, compared to net unrealized losses of $655.2 thousand at December 31, 2003.

Securities classified as held to maturity are carried at amortized cost when the Company has the positive intent and ability to hold such securities to maturity. Purchases of held to maturity securities totaled $1.0 million during the first nine months of 2004. There were no sales during this period. The portfolio increased from $2.0 million to $3.0 million while the average yield earned increased from 3.02% to 3.84% during this same period. The average estimated life of the held to maturity securities portfolio was and 8.8 years at September 30, 2004.

Loans. The loan portfolio inherently includes interest rate and credit risk. The Bank attempts to control such risks through analysis of credit applications and portfolio diversification. During the first nine months of 2004, total net loans receivable increased $59.9 million from $226.0 million to $285.9 million. The portfolio consists of 71.4% residential mortgages, 14.2% commercial loans and 14.4% consumer loans, with a weighted average interest rate of 5.52% at September 30, 2004, compared to 5.60% at December 31, 2003. Several mortgage brokers in the Western New York area have been contracted with to provide the public with increased access to the Bank's residential mortgage products. Total unfunded loan commitments and unused lines-of-credit at September 30, 2004 and December 31, 2003 were $45.4 million and $34.3 million respectively.

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

Classified loans are designated as substandard, doubtful or loss. We consider a loan to be substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. When the classifies problem loans as either substandard or doubtful, it establishes allowances for loan losses in amounts deemed prudent by management, generally at an additional 20% and 50%, respectively.

Additionally, the Bank's allowance for loan losses consists of an unallocated component. This component addresses the margin of imprecision in the underlying assumptions used in the methodologies for estimating losses in the performing and classified elements of the loan portfolio.

The allowance for loan losses at September 30, 2004 of $2.0 million equaled .71% of total loans outstanding and 546.6% of non-performing loans. The allowance for loan losses at December 31, 2003 of $1.8 million equaled .81% of total loans outstanding and 539.8% of non-performing loans. The decrease in the allowance for loan losses as a percentage of total loans is attributable to the removal of a commercial loan from the substandard classification and a change in our Bank's reserve methodology during the first quarter of 2004. Approximately $100 thousand had been specifically reserved for the loan of $498.3 thousand, which management removed from the classified loan listing after a year of positive performance. In addition, the Bank lowered the allocated loss percentages on its residential mortgage portfolio from .50% to ..40% and from 1.00% to .75% on its home equity products (loans and lines). The impact of the decrease in the expected loss percentages was approximately $200 thousand. We believe that our allowance for loan losses is sufficient to cover probable loan losses. The allowance for loan losses at September 30, 2003 of $1.6 million equaled .83% of total loans outstanding and 491.0% of non-performing loans.

The following table summarizes activity in the allowance for loan losses and other related data:

	Nine months ended September 30,
	2004	2003
Average loans outstanding	$276,646,093	$186,661,281
Loans outstanding at end of period (1)	283,675,037	196,034,691
Allowance for loan losses at beginning of period	1,807,000	1,377,000
Charge-offs:
Residential mortgage	-	-
Commercial loans	-	-
Consumer loans	(675)	(3,195)
Total charge-offs	(675)	(3,195)
Recoveries:
Consumer loans	1,726	248
Net recoveries (charge-offs)	1,051	(2,947)
Provision for loan losses	210,949	249,947
Allowance for loan losses at end of period	$2,019,000	$1,624,000

(1) Loans outstanding at end of period does not include allowance for loan losses or deferred lending costs.

Deposits. Deposits, which include non-interest bearing demand deposits and interest-bearing savings and time deposits, are the Bank's primary source of funding. The Bank seeks deposits within the market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. We offer a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. As our Bank is less than five years old, each of our existing seven branches is still relatively new. We expect that branch deposit growth will begin to stabilize after several years as these branches mature.

Deposits at September 30, 2004 totaled $476.5 million, a 32.1% increase over the December 31, 2003 balance of $360.6 million. Our cost of funding deposits increased slightly from 1.90% to 1.91% over this nine-month period. The composition of the deposit base, by category, at September 30, 2004 is as follows: 4.1% non-interest bearing demand deposits, 57.8% savings deposits, 6.7% money market and interest bearing demand deposits and 31.4% time deposits. Each deposit category experienced increases over the nine-month period. Dollar and percentage increases were as follows: non-interest bearing demand deposits, $5.2 million or 36.6%; savings deposits, $37.7 million or 15.9%; money market and interest bearing demand deposits, $7.5 million or 55.8%; and time deposits, $65.4 million or 77.5%. Time deposits of $100,000 or more totaled $73.2 million, or 15.4% of total deposits at September 30, 2004. Included in time deposits are certificates issued through the Certificate of Deposit Account Registry Service®, or CDARS®. Through participation in this program, the Bank can provide its customers with up to $5 million in Federal deposit insurance coverage. There were $6.1 million of deposits issued through the CDARS® program at September 30, 2004 (none at December 31, 2003). The composition of deposits at December 31, 2003 was 4.0% non-interest bearing demand deposits, 65.9% savings deposits, 6.7% money market and interest bearing demand deposits and 23.4% time deposits.

Short-term Borrowings. At September 30, 2004, short-term borrowings consisted of $145.0 thousand of Treasury Tax and Loan deposits through the Bank's Federal Reserve Bank account. At December 31, 2003, short-term borrowings consisted of one three-day loan due the Federal Home Loan Bank totaling $1.3 million and $107.5 thousand of Treasury Tax and Loan deposits. Short-term borrowings from the Federal Home Loan Bank may occasionally be used to offset fluctuations in deposit inflows and outflows and to manage liquidity needs at competitive rates. Federal Home Loan Bank rates are presently well below the Bank's cost of funds and are collateralized by certain qualifying securities. Treasury Tax and Loan deposits can fluctuate daily and are generally short-term in nature.

Securities Sold Under Agreement to Repurchase. Total securities sold under agreement to repurchase were $129.0 million at September 30, 2004 (none at December 31, 2003). The Bank borrowed $139.0 million, in increments having various maturities of no longer than two years, and invested the proceeds in agency and mortgage-backed securities to take advantage of the spread between short and long-term interest rates. The Bank repaid a $10.0 million agreement which matured in August. These borrowings are secured by specific investment securities of the Bank.

Long-term Debt. In June 2004, the Company utilized a portion of the proceeds from the issuance of trust preferred securities to retire a $5.0 million note payable to Fifth Third Bank. Interest expense on the note totaled $101.8 thousand and $4.5 thousand for the nine-month periods ended September 30, 2004 and 2003, respectively.

Deferred Tax Liability. The deferred tax liability at September 30, 2004 was $960.7 thousand compared to a deferred tax asset of $519.4 thousand at December 31, 2003. The increase resulted from the reduction of the net operating loss carryforward by $1.5 million attributed to the current year's earnings (see Provision for Income Taxes). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized, in income, in the period that includes the enactment date.

Subordinated Debentures. On June 17, 2004, the Company, through Great Lakes Bancorp Statutory Trust I, issued 12,000 floating rate pooled trust preferred securities with a liquidation preference of $1,000 per security. The trust preferred securities represent an interest in the related junior subordinated debentures of the Company, which were purchased by the Trust and have substantially the same payment terms as these trust preferred securities. The junior subordinated debentures are the only assets of the Trust and interest payments from the debentures finance the distributions paid on the trust preferred securities. Distributions on the debentures are payable quarterly at a variable interest rate, reset quarterly, equal to 3-month LIBOR plus 2.70% (4.59% at September 30, 2004) and are included in interest expense in the consolidated statements of income.

Shareholders' Equity. Total shareholders' equity increased from $18.1 million to $37.3 million during the first nine months of 2004. The increase of $19.2 million is comprised of $16.7 million from the sale of common stock, as explained below, and $2.5 million from current year net operating income.

In March 2004, the Company completed a sale of common stock to its existing shareholders of record as of January 14, 2004. A total of 1,814,291 shares of $.001 par value common stock were sold at $9.00 per share, providing $16.2 million in additional capital, net of $97.2 thousand for stock offering costs.

In April 2004, the Company issued 115,750 shares of Common stock, in exchange for 115,750 shares of Class B Common stock, to the sole shareholder of the Class B Common Stock. This transaction had no effect on the number of authorized shares of either class of stock.

In June 2004, the Company's Board of Directors approved the adoption of an employee stock purchase plan. The plan was established to allow the Company to offer shares to its employees and directors when shares are offered to its existing shareholders, however, the board may elect not to make the shares available, regardless of any stock offering made or scheduled to be made to existing shareholders. In September 2004, the Company completed the sale of common stock through the employee stock purchase plan. A total of 63,904 shares of $.001 par value common stock were sold at $9.00 per share, providing $575.1 thousand in additional capital, net of $4.8 thousand for stock offering costs.

Subsequent to these capital transactions, there were 3,955,565 shares of Common stock issued and outstanding and no shares of Class B Common stock issued or outstanding at September 30, 2004.

Discussion of Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

General. Our results of operations depend primarily on net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest we pay on our interest-bearing liabilities, primarily time deposits, savings deposits and borrowed funds. Our results of operations are also affected by our provision for loan losses, non-

interest income, and non-interest expense. Non-interest expense consists primarily of salaries and employee benefits, occupancy expenses and other general and administrative expenses. Non-interest income consists mainly of service charges and fees and realized gains on securities available for sale.

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

Net Income. Net income for the nine months ended September 30, 2004 was $2.5 million, compared to $950.8 thousand for the nine months ended September 30, 2003. Total interest and noninterest income increased 63.7% from $10.7 million during the nine months ended September 30, 2003 to $17.5 million during the nine months ended September 30, 2004. Interest expense, noninterest expense and the provision for loan losses increased 47.9% from $9.1 million to $13.5 million during the same periods as the Bank continues to incur operating expenses related to its growth.

Net income for the three months ended September 30, 2004 was $1.2 million, compared to $373.8 thousand for the three months ended September 30, 2003. Total interest and noninterest income increased 86.7% from $3.9 million during the three months ended September 30, 2003 to $7.3 million during the three months ended September 30, 2004. Interest expense, noninterest expense and the provision for loan losses increased 62.6% from $3.3 million to $5.4 million during the same periods.

Interest Income. For the nine months ended September 30, 2004, total interest income increased by $6.3 million or 65.2% to $16.0 million compared to $9.7 million for the nine months ended September 30, 2003. Similarly, for the three months ended September 30, 2004, total interest income increased by $2.8 million or 77.6% to $6.4 million compared to $3.6 million for the three months ended September 30, 2003. These increases resulted primarily from a $191.7 million, or 72.9% increase in average interest-earning assets to $454.7 million for the nine months ended September 30, 2004, from $263.0 million for the nine months ended September 30, 2003. The yield on average interest-earning assets decreased to 4.69% and 4.61% for the nine and three month periods ended September 30, 2004 from 4.87% and 4.67% for the same periods last year.

The significant increases in average interest-earning assets were due to a combination of rapid loan growth and purchases of investment securities. These assets were funded by a combination of increased deposits, proceeds from repurchase agreements and capital growth. The decrease in the yield on average interest-earning assets from period to period resulted primarily from a decrease in the yield on the Bank's loans receivable, partially offset by an increase in the yield on investment securities. The yields earned on interest-earning assets generally declined throughout these periods as the Federal Reserve Bank continued to maintain the historically low interest rate environment. We expect the yields on interest-earning assets to increase with the recent increase in interest rates by the Federal Reserve Bank.

Interest income on loans receivable increased by $2.7 million to $10.0 million for the nine months ended September 30, 2004 compared to $7.3 million during the same period last year. This increase resulted primarily from an $88.5 million increase in average loans outstanding to $259.8 million for the nine months ended September 30, 2004 from $171.3 million for the same period last year. The yield on average loans decreased to 5.16% during the nine months ended September 30, 2004 from 6.02% for the comparable period last year.

Interest income on loans receivable increased by $1.0 million to $3.6 million for the three months ended September 30, 2004 compared to $2.6 million during the same period last year. This increase resulted primarily from a $92.3 million increase in average loans outstanding to $280.7 million for the three months ended September 30, 2004 from $188.4 million for the same period last year. The yield on average loans decreased to 5.08% during the three months ended September 30, 2004 from 5.82% for the comparable period last year.

Interest income on securities increased $3.6 million, or 161.8% to $5.8 million for the nine months ended September 30, 2004 from $2.2 million for the nine months ended September 30, 2003. This increase resulted primarily from a $99.8 million increase in average securities to $181.2 million during the nine months ended September 30, 2004 from $81.4 million for the same period last year. The yield on average investments increased to 4.26% during the nine months ended September 30, 2004 compared to 4.06% during the nine months ended September 30, 2003.

Interest income on securities increased $1.7 million, or 184.2% to $2.7 million for the three months ended September 30, 2004 from $937.5 thousand for the three months ended September 30, 2003. This increase resulted primarily from a $138.1 million increase in average securities to $243.3 million during the three months ended September 30, 2004 from $105.2 million for the same period last year. The yield on average investments increased to 4.36% during the three months ended September 30, 2004 compared to 3.93% during the three months ended September 30, 2003.

Interest income on interest-bearing deposits increased $34.3 thousand, or 28.2% to $156.1 thousand for the nine months ended September 30, 2004 from $121.8 thousand for the nine months ended September 30, 2003. These increases resulted from a higher yield combined with a $2.1 million increase in average interest-bearing deposits to $11.5 million during the nine months ended September 30, 2004 from $9.1 million for the same period last year. The yield on average interest-bearing increased to 1.39% during the nine months ended September 30, 2004 compared to 1.12% during the nine months ended September 30, 2003. Interest income on interest-bearing deposits increased $68.1 thousand, or 167.5% to $108.8 thousand for the three months ended September 30, 2004 from $40.7 thousand for the three months ended September 30, 2003.

Interest Expense. Total interest expense increased $2.1 million, or 44.3% to $6.6 million for the nine months ended September 30, 2004 compared to $4.5 million for the nine months ended September 30, 2003. Total interest expense increased $1.3 million, or 85.9% to $2.9 million for the three months ended September 30, 2004 compared to $1.6 million for the three months ended September 30, 2003.

Interest expense from deposits increased $1.1 million, or 24.4% to $5.6 million for the nine months ended September 30, 2004 from $4.5 million for the nine months ended September 30, 2003. The average balance of customer deposits, the most significant portion of interest-bearing liabilities, increased by $136.2 million, or 53.8% to $389.2 million for the nine months ended September 30, 2004 from $253.0 million for the comparable period last year. However, the average cost of funds (customer deposits) decreased to 1.93% for the nine months ended September 30, 2004 from 2.41% for the nine months ended September 30, 2003. The decrease in the cost of funds during this period was primarily attributable to the Bank's downward adjustment of interest rates on passbook savings deposits, which represent over 50% of the Bank's total deposits, during the second quarter of 2004. Management prices its deposit liabilities based on various factors, such as the interest rate environment, market conditions and local competition. Interest expense from deposits increased $733.3 thousand, or 47.2% to $2.3 million for the three months ended September 30, 2004 from $1.6 million for the three months ended September 30, 2003. This increase is consistent with the average balance of customer deposits which increased by $136.9 million, or 46.9% to $428.5 million for the three months ended September 30, 2004 from $291.6 million for the comparable period last year. The average cost of funds (customer deposits) was 2.12% during each of these three months periods.

Interest expense from securities sold under agreements to repurchase was $500.3 thousand and $672.4 thousand for the three and nine months ended September 30, 2004, respectively. Interest expense from subordinated debentures was $134.0 thousand and $154.1 thousand for the three and nine months ended September 30, 2004, respectively. There was no interest expense incurred from these items for the three and nine months ended September 30, 2003. Interest expense from long-term debt was $101.8 thousand for the nine months ended September 30, 2004 and $4.5 thousand for the three and nine months ended September 30, 2003.

Net Interest Income. Net interest income is the difference between interest and fees earned on assets and the interest paid on deposits and borrowings. Net interest income is one of the major determining factors in the Bank's performance as it is the principal source of revenue and earnings. For the nine month period ended September 30, 2004, net interest income increased $4.3 million, or 83.8% to $9.4 million compared to $5.1 million for the nine months ended September 30, 2003, primarily as a result of increases in the volume of interest-earning assets. For the three-month period ended September 30, 2004, net interest income increased $1.4 million, or 71.1% to $3.4 million compared to $2.0 million for the three months ended September 30, 2003.

Net interest margin is interest income earned on loans, securities and other earning assets, less interest expense paid on deposits and borrowings, expressed as a percentage of total average earning assets. The net interest margin for the nine months ended September 30, 2004 was 2.76% compared to 2.58% for the same period in 2003. The increase in net interest margin resulted primarily from the re-pricing of our interest bearing liabilities to lower prevailing rates. The interest rate spread, which is the difference between the average yield on earning assets and the cost of interest-bearing funds, increased 19 basis points from 2.42% in the nine month period ended September 30, 2003 to 2.61% for the same period in 2004. The net interest margin for the quarter ended September 30, 2004 was 2.49% compared to 2.62% for the same quarter in 2003. This decrease in net interest margin resulted from the re-pricing of our interest bearing liabilities to higher prevailing rates during the third quarter of 2004. The interest rate spread decreased 21 basis points from 2.51% in the quarter ended September 30, 2003 to 2.30% for the same period in 2004.

Provision for Loan Losses. The provision for loan losses was $210.9 thousand, a decrease of $39.0 thousand for the nine months ended September 30, 2004 compared to $249.9 thousand during the nine months ended September 30, 2003. For the three months ended September 30, 2004, the provision increased $20.2 thousand or 20.8% compared to $97.0 thousand during the three months ended September 30, 2003.

Provisions for losses in the portfolio are charged to earnings in an amount sufficient, in management's judgment, to cover probable losses based upon the overall risk in the Bank's loan portfolio, current economic conditions and historical trends. Loans totaling $719.0 thousand are classified as substandard at September 30, 2004 compared to $1.3 million at December 31, 2003. Loans in non-accrual status totaled $305.9 thousand at September 30, 2004 compared to $286.6 thousand at December 31, 2003. See Allowance for Loan Losses for further discussion of the Bank's policies and accounting treatment relating to loan losses.

Noninterest Income. Noninterest income increased $491.5 thousand to $1.5 million for the nine-month period ended September 30, 2004 compared to $1.0 million for the same period last year. The largest components of noninterest income for the nine months ended September 30, 2004 and 2003, respectively, were net realized gains on the sale of securities of $879.0 thousand as compared to $489.4 thousand or a 79.6% increase, other operating income, which consists of service charges on loan accounts and other miscellaneous fees, of $336.3 compared to $276.3 thousand or a 21.7% increase, and service charges on deposit accounts of $277.4 thousand as compared to $163.9 thousand or a 69.3% increase. Noninterest income increased $606.5 thousand to $930.3 thousand for the three-month period ended September 30, 2004 compared to $323.8 thousand for the same period last year. The net realized gains on the sale of securities increased $573.0 thousand or 422.4% from $135.6 thousand to $708.6 thousand over the same three-month period.

Noninterest Expense. Noninterest expense increased $2.4 million, or 55.3% to $6.7 million for the nine months ended September 30, 2004 compared to $4.3 million for the nine months ended September 30, 2003. Similarly, noninterest expense increased $704.7 thousand, or 42.8% to $2.4 million for the quarter ended September 30, 2004 compared to $1.6 million for the same quarter in 2003.

Salaries and employee benefits increased $1.5 million or 75.9% as the number of full-time equivalent employees increased from 88 to 121 at September 30, 2003 and 2004, respectively. Occupancy, equipment and furnishings expense increased $245.4 thousand, or 34.1% from $720.3 thousand to $965.7 thousand between the nine months ended September 30, 2003 and 2004, respectively. This increase was primarily the result of equipment costs associated with the increased number of full-time equivalent employees and expansion of the Bank's branch network. Data processing expense increased $111.6 thousand or 24.7% between the nine months ended September 30, 2003 and 2004. The Bank had 29,933 and 23,040 customer accounts opened at September 30, 2004 and 2003, respectively. Data processing costs are directly linked to the number of customer accounts and transactions processed through those accounts. Advertising expense increased 88.9% from $207.5 thousand to $392.1 thousand between the nine months ended September 30, 2003 and 2004, respectively. The increased advertising expense relates to an identity/branding initiative that the Bank launched during the second quarter of 2004.

Provision for Income Taxes. The Company's provision for income taxes was $1.5 million for the nine months ended September 30, 2004 compared to $583.0 thousand for the nine months ended September 30, 2003. For the third quarter of 2004, income tax expense was $720.8 thousand, compared to $213.9 thousand for the third quarter of 2003. Income tax expense increased during these periods as a result of increased pre-tax income. The effective tax rates for the nine months and three months ended September 30, 2004 were 37.9% and 38.0%, respectively, compared to 38.0% and 36.4% for the same periods of 2003. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The Company adjusted its income tax provision during August 2003 to reflect the impact of these items, resulting in a lower effective rate in the 2003 third quarter than the same period in 2004.

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

The overall asset/liability strategy of our Bank takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors our Bank's liquidity position daily in conjunction with the Federal Reserve position monitoring. We may borrow funds from the Federal Home Loan Bank of New York on a short or long-term basis. We may sell or pledge investment securities to create additional liquidity for our Bank. Since its inception in November 1999, our Bank's rapidly increasing core deposit base has provided our most significant source of funds. During the first nine months of 2004, the Bank's deposits increased 32.1% from $360.6 million to $476.5 million. However, short-term borrowings from the Federal Home Loan Bank have been used occasionally to offset fluctuations in deposit inflows and outflows and to manage liquidity needs at competitive rates. Federal Home Loan Bank rates are presently well below the bank's cost of funds.

The Bank may also obtain capital through additional investments by its parent company, Great Lakes Bancorp, Inc. During the nine month period ended September 30, 2004, the Company contributed $23.6 million in additional capital to the Bank. The contribution of capital to the Bank will permit continued growth in deposits, assets and loans through expansion of its existing lending and investment activities and possible further branching and acquisitions. The remaining portion of the net proceeds will be retained by the Company as working capital.

The Bank is required to maintain specific amounts of capital pursuant to FDIC regulations. As of September 30, 2004, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with a total risk-based capital to risk-weighted assets ratio of 18.58% and a Tier 1 risk-based capital to risk-weighted assets ratio of 17.85% and a Tier 1 leverage ratio of 8.68%. These ratios greatly exceed the minimum capital ratios as required by federal and state regulations.

Item 3. - Controls and Procedures

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this quarterly report, the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. - Legal Proceedings

There are no material pending legal proceedings to which the Bank or Company is a party, or to which any of their property is subject.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. - Defaults upon Senior Securities

Not applicable.

Item 4. - Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. - Other Information

Not applicable.

Item 6. - Exhibits

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

Great Lakes Bancorp, Inc.

Date: November 12, 2004	By:	/s/ Andrew W. Dorn, Jr.
Andrew W. Dorn, Jr. President and Chief Executive Officer

Date: November 12, 2004	By:	/s/ Kim S. Destro
Kim S. Destro Vice President and Chief Financial Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrew W. Dorn, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Great Lakes Bancorp, Inc. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

November 12, 2004

/s/ Andrew W. Dorn, Jr.
Andrew W. Dorn, Jr.
President & Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kim S. Destro, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Great Lakes Bancorp, Inc. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

November 12, 2004

/s/Kim S. Destro
Kim S. Destro
Vice President & Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Great Lakes Bancorp, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew W. Dorn, Jr., Chief Executive Officer, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a)or 15(d) of the Securities Exchange Act of 1934; and,

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 12, 2004

/s/Andrew W. Dorn, Jr.
Andrew W. Dorn, Jr. President & Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Great Lakes Bancorp, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kim S. Destro, Chief Financial Officer, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a)or 15(d) of the Securities Exchange Act of 1934; and,

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 12, 2004

/s/Kim S. Destro
Kim S. Destro Vice President & Chief Financial Officer