Form 10KSB
GREAT LAKES BANCORP INC
filed 2005-03-31
CIK 1217730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(X)	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from_______________to _______________

Commission File Number: 000-50267

GREAT LAKES BANCORP, INC.
(Name of Small Business Issuer in its charter)

DELAWARE	13-4237490
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2421 MAIN STREET, BUFFALO, NEW YORK	14214
(Address of Principal Executive Offices)	ZIP Code

(716) 961-1900
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:
Common Stock - voting, par value $.001 per share	3,955,565 shares
(Title of Class)	Outstanding at March 31, 2005

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $ 25,264,061

The aggregate market value of the Common Stock - voting held by non-affiliates of the registrant, as of February 1, 2005, was approximately $21,607,884. This computation excludes a total of 1,554,689 shares which are beneficially owned by the officers and directors of registrant who may be deemed to be the affiliates of registrant under applicable rules of the Securities and Exchange Commission.
TABLE OF CONTENTS

PART I		PAGE

ITEM 1.	DESCRIPTION OF BUSINESS	2

ITEM 2.	DESCRIPTION OF PROPERTY	9

ITEM 3.	LEGAL PROCEEDINGS	10

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS
	AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	10

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	11
	FINANCIAL CONDITION
	RESULTS OF OPERATIONS

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA	F1-F27

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	28

ITEM 8A.	CONTROLS AND PROCEDURES	28

ITEM 8B.	OTHER INFORMATION	28

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	29

ITEM 10.	EXECUTIVE COMPENSATION	31

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED SHAREHOLDER MATTERS	35

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	37

ITEM 13,	EXHIBITS, LISTS AND REPORTS ON FORM 8-K	37

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	39

	SIGNATURES	40-41

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Great Lakes Bancorp, Inc., (the "Company"), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, or BHCA, with no operations other than those carried on by our wholly owned subsidiary, Greater Buffalo Savings Bank, (the "Bank"). The Company was organized in 2003 under the Delaware General Corporation Law for the purpose of becoming a holding company for the Bank.

Greater Buffalo Savings Bank is a New York State-chartered stock savings bank serving the Greater Buffalo area in Erie and Niagara counties. It began operations in November 1999 and is in the general business of community banking. The Bank utilizes deposits from new and existing customers, together with funds from other sources to invest in a loan portfolio consisting of one to four family residential mortgage, home equity, multi-family residential, consumer, commercial real estate and commercial loans. It also invests in U.S. Government bonds, bonds of U.S. government agencies, mortgage-backed securities and other fixed income securities.

Greater Buffalo Savings Bank offers its depositors checking and savings accounts and certificates of deposit that the Federal Deposit Insurance Corporation ("FDIC"), insures, generally and subject to certain exceptions and qualifications, up to $100,000 per individual account holder. It emphasizes loans designed for the residential and commercial real estate markets, including residential mortgage, business, commercial real estate and home equity loans. Its residential loan products include fixed rate and adjustable rate mortgages, first and second mortgages, home improvement loans and home equity loans and lines of credit. The Bank is approved as a Fannie Mae and a Freddie Mac seller/servicer of one to four family residential mortgage loans. In addition to commercial real estate loans, its commercial lending activities include equipment loans, working capital loans and lines of credit. Greater Buffalo Savings Bank is also an approved lender in the U.S. Small Business Administration Guaranteed Loan Program.

Greater Buffalo Savings Bank currently operates out of its main office and six branch offices. It employs tellers at each of its offices to accept deposits, to issue cash for withdrawal from accounts or from checks presented at the teller window and to receive payments on loans. Its offices also house customer service representatives who open and service accounts, in addition to receiving and acting on applications for various types of loans. Greater Buffalo Savings Bank encourages its employees to remain at a single branch in order to become familiar with the customers of that branch and thereby provide better personal service.

Greater Buffalo Savings Bank has implemented modern technologies to facilitate its customers' needs. It offers internet banking services through its website, www.GBSB.com. This website allows customers to pay bills online, transfer funds between accounts and open accounts online, in addition to providing frequently updated information on rates, products and services. This website also provides links to other websites that Greater Buffalo Savings Bank believes are useful to its customers. Management believes that the introduction of proven new technologies helps to extend Greater Buffalo Savings Bank's business and individual customer base in Western New York beyond the typical reach of its branch system. In addition to internet banking services, Greater Buffalo Savings Bank offers to its customers telephone banking, debit card services and access to 24-hour ATM services through memberships in the JEANIE, NYCE, CIRRUS and MASTERCARD systems.

Competition

Greater Buffalo Savings Bank faces stiff competition for depositors and creditworthy borrowers. It competes with local, regional, national and international commercial banks, savings banks and savings and loan associations. Also, with the easing of regulatory restrictions on the financial services industry, it competes with money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and issuers of commercial paper and other securities. Many of the banking and financial institutions with which Greater Buffalo Savings Bank competes have operated in its market area for many years and have established customer bases.

Many of Greater Buffalo Savings Bank's competitors have substantial capital bases that allow for much larger commercial loans than Greater Buffalo Savings Bank can currently offer. Some of Greater Buffalo Savings Bank's competitors offer services (such as trust and investment services, insurance sales and brokerage services) that Greater Buffalo Savings Bank does not currently offer, and some of these competitors have a substantially greater number of branches in Greater Buffalo Savings Bank's primary market area.

Greater Buffalo Savings Bank's assets, deposits and net loans receivable have grown substantially since it began operations on November 9, 1999. As of December 31, 1999, Greater Buffalo Savings Bank's assets, deposits and loan portfolio were approximately $15.1 million, $3.6 million and $74 thousand, respectively, compared to $701.5, $530.1 and $292.6 million, respectively, at December 31, 2004. Management continues to believe that there is room for growth for an independent community bank serving Western New York.

Regulation and Supervision

General. The Company and Greater Buffalo Savings Bank are subject to extensive Federal and state laws and regulations that impose restrictions on, and provide for regulatory oversight of, our and Greater Buffalo Savings Bank's operations. These laws and regulations are generally intended to protect depositors and not stockholders. The discussion of regulatory requirements set forth below does not purport to be a complete description of the applicable regulatory requirements and is qualified in its entirety by reference to the full text of the particular statutory and regulatory provisions. Any change in any applicable statute or regulation could have a material effect on our business and the business of Greater Buffalo Savings Bank.

Regulation of Great Lakes Bancorp, Inc.

Federal Regulation. Great Lakes Bancorp, Inc. is a holding company subject to the provisions of the BHCA. Accordingly, its activities are limited to the business of banking, managing or controlling banks and other subsidiaries authorized by the Federal Reserve Bank ("FRB"), and engaging in activities determined by the FRB to be so closely related to banking or managing and controlling banks as to be incidental thereto. In addition, the Company is subject to FRB regulations, examinations, supervision and reporting requirements.

The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company. Prior FRB approval is also required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, the Company would, directly or indirectly, own or control more than 5% of the outstanding shares of any class of voting shares of such bank or bank holding company. In evaluating such transactions, the FRB considers such matters as the financial and managerial resources and future prospects of the companies involved, competitive factors and the convenience and needs of the communities to be served. Bank holding companies may acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired.

A bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the outstanding voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) finance leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association, provided that the savings association only engages in activities permitted bank holding companies.

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC that govern Greater Buffalo Savings Bank. Generally, a bank holding company must have a total risk-weighted capital ratio of at least 8%, a core (Tier 1) capital risk-weighted ratio of at least 4% and a leverage ratio of at least 3% if it receives the FRB's highest examination rating and at least 4% otherwise.

A bank holding company is generally required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of such company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any statute, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB.

However, well-capitalized bank holding companies meeting certain other criteria are not subject to the prior approval requirement.

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB's policies provide that dividends should be paid only if the bank holding company's net income available to common stockholders over the preceding year was sufficient to fully fund the dividends and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The FRB's policies also require that a bank holding company serve as a source of managerial and financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions.

Under Federal law, if a subsidiary bank of a holding company becomes undercapitalized, the bank holding company is required to guarantee compliance with a capital restoration plan until such subsidiary bank has been adequately capitalized on average for four consecutive quarters and has provided appropriate assurances of performance.

Great Lake Bancorp, Inc.'s status as a bank holding company under the BHCA does not exempt it from certain Federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the Federal securities laws.

New York State Regulation. In addition to the Federal bank holding company regulations, a bank holding company organized or doing business in the State of New York may be also subject to regulation under the New York Banking Law ("NYBL"). The term "bank holding company," for the purposes of the NYBL, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls, or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. In general, a bank holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the NYBL. Under the NYBL, the prior approval of the Banking Department is required before: (i) any action is taken that causes any company to become a bank holding company; (ii) any action is taken that causes any banking institution to become or to be merged or consolidated with a subsidiary of a bank holding company; (iii) any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; (iv) any bank holding company or subsidiary thereof acquires all or substantially all of the assets of a banking institution; or (v) any action is taken that causes any bank holding company to merge or consolidate with another bank holding company. Additionally, certain restrictions apply to New York bank holding companies regarding the acquisition of banking institutions which have been chartered five years or less and are located in smaller communities. Officers, directors and employees of New York bank holding companies are subject to limitations regarding loans obtained from subsidiaries. As a single bank holding company, we are not currently subject to the bank holding company provisions of the NYBL. However, any future acquisition of ownership, control, or the power to vote 10% or more of the voting stock of another bank or bank holding company will result in our being subject to such provisions.

Regulation of Greater Buffalo Savings Bank

Federal Regulation. As a state-chartered stock savings bank that is not a member of the FRB, Greater Buffalo Savings Bank is under the general supervision of the FDIC. Greater Buffalo Savings Bank is subject to periodic examinations by the FDIC to assure the Bank's safety and soundness and to review compliance with various regulatory requirements. In addition, Greater Buffalo Savings Bank must obtain the approval of the FDIC prior to opening new branches. The FDIC has substantial discretion in the exercise of its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves. The Bank must also file periodic reports with the FDIC concerning its activities and financial condition.

The FDIC has adopted risk-based capital adequacy guidelines for banks under its supervision. Generally, under the FDIC's regulations, a bank's core (Tier 1) capital (as defined in the FDIC's regulations) as a percentage of risk-weighted assets and certain off-balance sheet instruments must be at least 4%, and a bank's total capital as a percentage of risk-weighted assets and certain off-balance sheet instruments must be at least 8%.

The Federal Deposit Insurance Act requires the FDIC to implement a system of prompt corrective action for undercapitalized institutions which are under its general supervision. Under FDIC regulations, every institution under its supervision is ranked in one of five categories, ranging from "well capitalized" to "critically undercapitalized." An institution is generally considered to be "well capitalized" if it has a total risk-weighted capital ratio of at least 10%, a core (Tier 1) risk-weighted capital ratio of at least 6%, a leverage ratio of at least 5% and meets certain other requirements. An institution is generally considered to be "adequately capitalized" if it has a total risk-weighted capital ratio of at least 8%, a core (Tier 1) risk-weighted capital ratio of at least 4% and a leverage ratio of at least 3% if it receives the FDIC's highest examination rating or at least 4% otherwise. An institution is generally considered "undercapitalized" if it has a total risk-weighted capital ratio of less than 8%, a core (Tier 1) risk-weighted capital ratio of less than 4% or a leverage ratio of less than 3% if it receives the FDIC's highest examination rating or less than 4% otherwise. An institution is generally considered "significantly undercapitalized" if it has a total risk-weighted capital ratio of less than 6%, a core (Tier 1) risk-weighted capital ratio of less than 3% or a leverage ratio of less than 3%. An institution is generally considered "critically undercapitalized" if it has a tangible equity capital to assets ratio equal to or less than 2%.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate Federal banking agency. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, or the Improvement Act, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to limitations. The obligations of a controlling bank holding company under the Improvement Act to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the Federal Deposit Insurance Corporation. In addition, the appropriate Federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of the Improvement Act.

For those institutions that are significantly undercapitalized or are undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan, the appropriate Federal banking agency must require the institution to take one or more of the following actions:
•	sell enough shares, including voting shares, to become adequately capitalized;

•	merge with, or be sold to, another insured depository institution or holding company, but only if grounds exist for appointing a conservator or receiver;

•	restrict transactions with banking affiliates as if the "sister bank" exception to the requirements of Section 23A of the Federal Reserve Act did not exist;

•	otherwise restrict transactions with bank or non-bank affiliates;

•	restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's "region";

•	restrict asset growth or reduce total assets;

•	alter, reduce, or terminate activities determined by the appropriate Federal banking agency to pose excessive risk to the institution;

•	hold a new election of directors;

•

dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior officer, the agency must comply with prescribed procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution;

•	employ "qualified" senior executive officers;

•	cease accepting deposits from correspondent depository institutions;

•	divest non-depository affiliates determined by the appropriate Federal banking agency to pose a significant risk to the institution; or

•	be divested by a parent holding company if the appropriate Federal banking agency determines that divestiture would improve the institution's financial condition and prospects.

In addition, without the prior approval of the appropriate Federal banking agency, the institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such an officer.

The following table sets forth the actual regulatory ratios of Greater Buffalo Savings Bank as of December 31, 2004 in comparison to minimum required regulatory capital ratios for an "adequately capitalized bank."
		Required
Regulatory Ratio	Actual	Minimum
Risk-Weighted Capital:
Total Capital	15.8%	8%
Core (Tier 1) Capital	15.2%	4%
Leverage Ratio	7.4%	3% or 4%, depending on FDIC's
		examination rating

At December 31, 2004, Greater Buffalo Savings Bank was considered "well capitalized" under FDIC regulations.

New York State Regulation. As a New York State chartered stock savings bank, Greater Buffalo Savings Bank is subject to regulation by the Banking Department. Various state statutes, rules and regulations affect its operations. These include a requirement to maintain reserves against deposits, restrictions on the nature and the amount of loans it makes and the interest charged thereon, regulations relating to investments, and restrictions on other activities. Greater Buffalo Savings Bank must file periodic reports with the Banking Department concerning its activities and financial condition. In addition, it must obtain the approval of the Banking Department prior to entering into certain transactions, such as the opening of new branch offices.

Greater Buffalo Savings Bank is subject to periodic examinations by the Banking Department to review compliance with various regulatory requirements. The Banking Department has substantial discretion in the exercise of its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves. Any change in such policies by the Banking Department could have a material adverse impact on Greater Buffalo Savings Bank and on its operations.

The NYBL prohibits Greater Buffalo Savings Bank from acquiring real estate as an investment, except under certain limited circumstances. For example, it may purchase real estate if all or part of any property is to be utilized as a banking office or to house employees engaged in bank operations. Moreover, the book value of real estate and leasehold improvements that Greater Buffalo Savings Bank may own to conduct our banking operations may not exceed 5% of our total assets, except that the New York State Superintendent of Banks may waive this restriction if, in his or her sole judgment, a waiver will not adversely impact Greater Buffalo Savings Bank's financial condition. Greater Buffalo Savings Bank may also acquire real estate through foreclosure of properties to satisfy mortgage debts where mortgagors have defaulted.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a RPAF will be prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls.

Reports to Security Holders

Great Lakes Bancorp Inc.'s shareholders receive an annual report that contains financial statements audited and reported upon by an independent registered public accounting firm. In addition, we prepare and disseminate unaudited financial information on a quarterly basis as of March 31st, June 30th and September 30th. The Federal Financial Institution Examination Council ("FFIEC") receives quarterly data and prepares a 'Uniform Bank Performance Report ("UBPR")' that is available for public review on the FFIEC website (http://www.ffiec.gov/UBPR.htm). In addition, all information filed with the SEC (except that deemed confidential under FDIC rules), is available for inspection at the SEC website www.sec.gov.

Employees

As of December 31, 2004, Greater Buffalo Savings Bank had 138 employees, of which 124 were full-time and 14 were part-time. The Bank's employees are not covered by a collective bargaining agreement nor are there any employment contracts in place.

Sources of Funds

Greater Buffalo Savings Bank's primary sources of funds are deposits, borrowed funds and repurchase agreements, scheduled amortization and prepayments of principal from loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations.

Greater Buffalo Savings Bank offers a broad array of deposit products including demand checking, NOW, money market and savings accounts, as well as certificates of deposit. The Bank seeks deposits within its market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. The Bank's diverse product menu is designed to attract and retain customers, with the primary focus on building and expanding relationships. The Bank typically pays competitive rates on interest bearing deposits to garner market share. The Bank may become more or less competitive in its interest rate structure as its liquidity and capital position changes.

Deposits totaled $530.1 million at December 31, 2004. Passbook savings accounts amounted to $291.1 million, or 55.0% of this total. The effects of several key marketing initiatives have permitted this core product to grow much more rapidly than other deposit products over recent periods. Management believes that the Bank's market is inherently savings oriented and continues to focus on positioning the Bank as the savings depository of choice. Certificates of deposit totaled $161.4 million at December 31, 2004, or 30.5% of the total deposit base. The average weighted rate paid on these time deposits is 2.89% compared to 2.42% paid on passbook savings accounts. Given the existing low interest rate environment and uncertainty about the future, many customers have elected to maintain their savings in non-maturing passbooks rather than lock-in to a certificate with a set maturity date.

Demand checking and NOW accounts totaled $60.5 million, or 11.4% of the Bank's total deposit base with a weighted average rate of 1.24%. This includes $19.8 million of noninterest bearing deposits. Approximately 81%, or over $16.0 million of these noninterest bearing deposits are business checking accounts. As a relationship oriented bank, Greater Buffalo Savings Bank seeks to obtain deposit relationships with all loan customers. Management anticipates that these deposits will continue to grow in conjunction with the growth of the loan portfolio. Money market accounts amounted to $8.8 million, or 1.7% of the total deposit base with a weighted average rate of 1.25%.

Lending

Since the opening of the Bank, lending activities have been primarily directed towards the origination of real estate secured loans. The primary focus has been first mortgage loans on 1 to 4 family residences. The Bank also makes commercial loans secured by various types of properties, including office, multifamily, retail and others. The Bank provides home equity loans on both an open and closed end basis, which are primarily secured by owner occupied residences. The Bank is approved as a Seller/Servicer for both Fannie Mae and Freddie Mac. The Bank presently services loans sold to Fannie Mae. In late 2003, the Bank entered the indirect auto lending business by virtue of a relationship with a major local dealership group.

During 2005, management will begin to implement a new long term strategy for future growth of the lending portfolio. The ultimate goal will be to grow the following loan segments so that they each will be 25% of the total portfolio: commercial real estate secured; commercial and industrial; consumer; and residential single family. Additional staffing, as well as software applications to support increased volumes and loan complexity will be key, to the successful implementation of this strategy over the long term. A key determinant to success will be to maximize adjustable rate pricing, while reducing interest rate sensitivity risk due to shortened relative maturities.

Mortgage Lending

The Bank continues to use a mix of independent mortgage brokers, in addition to staff originators to generate single family mortgage loans. As the refinance activity that had been the mainstay of application activity for the past several years appears to have run its course, it appears that the mortgage market is in the process of returning to more historic production levels, which are driven primarily by purchase activity. We have developed an array of adjustable rate mortgage products to augment the fixed rate and biweekly products that have been the most attractive in the Bank's market for the past several years. Total residential mortgage loans outstanding at December 31, 2004 were $197.5 million and represented 68.0% of our Bank's gross loan portfolio.

Commercial Real Estate Lending

In order to increase the percentage of the Bank's portfolio allocated to commercial real estate loans, the Bank will originate larger loans, including construction loans that the Bank had not been able to compete for due to lending limit policy restrictions. The Bank will also "follow" some local real estate developers to areas outside its immediate market area in Western New York. Consideration will also be given to the purchase of quality real estate secured loans either on a whole or participation basis. Total commercial mortgage loans outstanding at December 31, 2004 were $27.6 million and represented 9.5% of our gross loan portfolio.

Commercial Lending

The Bank serves the needs of local business through various commercial loan and deposit products. It offers traditional commercial and business loan products, as well as accounts receivable financing and leasing facilities. Management's plans for the commercial lending portfolio include seeking larger credits as our capacity for such loans increases, seeking more opportunities for SBA guaranteed loans and seeking more opportunities in small business lending while enhancing our commercial banking product support on the retail side of the Bank. Total commercial loans outstanding at December 31, 2004 were $12.2 million and represented 4.2% the gross loan portfolio.

Consumer Lending

The consumer lending segment includes home equity loans and lines of credit, automobile loans, overdraft protection, secured installment loans, and deposit secured loans. Total consumer loans outstanding at December 31, 2004 were $47.4 million, representing 16.3% of the gross loan portfolio. Management will seek to increase the auto lending business by expanding the installation of automated application and loan documentation software into the retail branch network to enhance market opportunities on a direct lending basis, commencement of an advertising campaign to attract more consumer applications and by exploring the possibility of expanded loan products to include recreational, marine and unsecured loans.

ITEM 2.     DESCRIPTION OF PROPERTY

Greater Buffalo Savings Bank maintains its corporate headquarters and main banking office at 2421 Main Street, Buffalo, New York. This property was purchased in 2000 and, after extensive renovations, the Bank occupied the building in November 2002. The Bank conducts banking operations at the following properties:
		Square	Owned or
Location	Date Opened	Footage	Leased

2421 Main Street Buffalo, New York (main office)	November 2002	72,000	Owned

47 Court Street Buffalo, New York	November 1999	6,700	Leased

320 Orchard Park Road West Seneca, New York	September 2000	3,000	Leased

410 Kenmore Avenue Buffalo, New York	December 2000	1,600	Leased

107 Main Street North Tonawanda, New York	September 2001	3,800	Leased

4950 Main Street Amherst, New York	June 2003	4,000	Owned

3438 Delaware Avenue Tonawanda, New York	May 2004	4,000	Owned

690 Kenmore Avenue Kenmore, New York	December 2004	4,000	Owned

		Square	Owned or
Location	Date Opened	Footage	Leased

23 West Third Street	April 2005	1,000	Leased
Jamestown, New York	(projected)

Dunkirk-Fredonia Plaza Fredonia, New York	June 2005 (projected)	3,200	Leased

372 Connecticut Street Buffalo, New York	September 2005 (projected)	1,500	Leased

8550 Transit Road East Amherst, New York	October 2005 (projected)	4,000	Owned

Niagara Falls Boulevard Amherst, New York	November 2005 (projected)	3,000	Owned

315 Stahl Road Getzville, New York	November 2005 (projected)	3,000	Owned

2090 George Urban Boulevard Depew, New York	December 2005 (projected)	4,000	Owned

Management believes that the Bank's properties have been adequately maintained, are in generally good condition and are suitable for its business as presently conducted.

The Bank has made substantial investments in leasehold improvements, fixtures, equipment, vehicles and furniture. At December 31, 2004, the net book value of its property and equipment was $14.3 million.

ITEM 3.     LEGAL PROCEEDINGS

Neither Great Lakes Bancorp, Inc. nor Greater Buffalo Savings Bank are a party to any legal proceeding other than routine litigation involving collection actions for loans and overdrawn accounts or other collection activities incidental to its business. None of these proceedings would, if adversely determined, have a material effect on either the Company's or the Bank's financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended December 31, 2004 to a vote of shareholders of the Company through the solicitation of proxies or otherwise.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Common Stock

The Company's common stock is not listed on any exchange or quoted on the NASDAQ National Market System, nor are there any market makers known to management. As of December 31, 2004, there were 775 holders of record of the Company's common stock, excluding individual participants in security position listings.

Great Lakes Bancorp, Inc. has not paid cash dividends since becoming the holding company for Greater Buffalo Savings Bank. Payment of dividends is generally consistent with a financial institution's growth strategy, prospective rate of earnings, ongoing capital needs, asset quality and the overall financial condition of the organization. The Company intends to follow a policy of retaining earnings to provide funds to operate and expand the Bank's business. Future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including the Bank's earnings, financial condition, cash requirements and general business conditions.

Federal and state Banking regulations place certain restrictions on dividends paid by Greater Buffalo Savings Bank to the Company. Under these restrictions, our Bank may not, without the prior approval of regulators, declare dividends in excess of the sum of the current year's earnings plus the retained earnings of the two prior years. Greater Buffalo Savings Bank paid dividends of $500 thousand to the Company during 2004, primarily for the payment of interest on long-term debt and subordinated debentures. (See ITEM 6 "Long-term Debt" and "Subordinated Debentures" for further discussion)

Class B Common Stock

In April 2004, the Company issued 115,750 shares of Common stock, in exchange for 115,750 shares of Class B Common stock, to the sole shareholder of the Class B Common Stock. Subsequent to this transaction, there were 5,000,000 shares of Class B Common stock authorized but none issued or outstanding.

At the annual meeting of shareholders held in June 2004, Great Lakes Bancorp, Inc. shareholders voted to adopt an amendment to the certificate of incorporation of the Company. This amendment eliminated the 5,000,000 authorized shares of our Class B common stock. (See ITEM 6 "Shareholders' Equity" for further discussion)

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

Overview

The following is an analysis of the financial condition and results of operations of Great Lakes Bancorp, Inc. and its wholly owned subsidiary Greater Buffalo Savings Bank. The consolidated financial condition and operating results are primarily dependent on Greater Buffalo Savings Bank, and all references to Great Lakes Bancorp, Inc. or its financial condition or operating results prior to April 30, 2003 (except where otherwise indicated) are references to Greater Buffalo Savings Bank. This item should be read in conjunction with the consolidated financial statements and related notes filed herewith in Part II, Item 7, "Financial Statements" and the description of the Company's business filed herewith in Part I, Item 1, "Description of Business".

Great Lakes Bancorp, Inc., a Delaware corporation, was incorporated on February 10, 2003 for the purpose of becoming the holding company for Greater Buffalo Savings Bank. A stock form savings bank chartered under the Banking Laws of New York State, the bank began operations with a single office on November 9, 1999.

The Bank's principal business activity is providing financial products and services to both consumers and businesses in Buffalo and the surrounding communities of Western New York. Seven full service branches are operated in Western New York, six within Erie County and one in Niagara County. Seven additional offices are expected to be opened over the next year to supplement current deposit gathering capacity and to broaden the Bank's market reach.

The Bank's revenues are derived principally from interest earned on loans, mortgage-backed securities and other investment securities. Its primary sources of funds are deposits, borrowings, scheduled amortization and prepayments of principal from loans and from mortgage-backed securities, maturities, calls and sales of investment securities or loans and funds provided by operations.

Total assets increased by $315.4 million during 2004 to $701.5 at December 31, 2004. Asset growth was funded by: $169.5 million increase in deposits; $119.0 million from borrowings; $12.0 million from subordinated debentures related to the issuance of trust preferred securities, net of the Company's investment in the unconsolidated subsidiary, and net proceeds from a $16.8 million stock offering made to existing shareholders and employees.

Net income for the year ended December 31, 2004 increased by 167% to $3.5 million, or $1.01 per basic and diluted share.  In 2003, net income was $1.3 million, or $0.64 per basic and diluted share. Pretax income of $5.3 million for 2004 increased $3.0 million from the pretax income of $2.3 million recorded in 2003.

The increase in net income from 2003 to 2004 stems from the dramatic growth of the Bank's earning assets. Security investments averaged $218.6 million during 2004, a 146% increase over 2003 levels.  Similarly, the average of loans outstanding was $266.7 million, a 45% increase over the average for loans in 2003.  This growth in earning assets, coupled with controlled interest expense helped the Bank realize a 70% increase in net interest income to $12.8 million.  Also contributing to improved net income was a 51% increase in noninterest income.  A large percentage of this increase was due to gains realized on the sale of securities.  Noninterest expense increased 51% in 2004 due primarily to an increase in salaries and benefits of 71% and additional depreciation expense attributed to the development of new branch locations.

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

Critical Accounting Estimates

Management is required to evaluate and disclose those accounting estimates that are judged to be critical, which are those most important to the portrayal of our financial condition and results of operations, and that require management's most subjective and complex judgments. Management considers the accounting estimates relating to the provision for loan losses and related allowance for loan losses and the determination of the deferred tax asset to be critical accounting estimates.

The allowance for loan losses is management's estimate of probable loan losses inherent in the Bank's lending portfolios. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Loan exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses.

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

The deferred tax asset consists primarily of the federal tax benefit of the Bank's net operating loss carryforwards, offset by the deferred tax liability created by deferred loan origination fees and net unrealized gains on the available for sale securities portfolio. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized, in income, in the period that includes the enactment date. No reserve has been established against this asset, as our management believes it is more likely than not that the deferred tax asset will be realized through future taxable earnings.

FINANCIAL CONDITION

Cash and Cash Equivalents

Noninterest-bearing cash and due from banks increased from $4.9 million at December 31, 2003 to $9.1 million at December 31, 2004. Interest-bearing deposits in other financial institutions increased from $4.3 million at December 31, 2003 to $20.9 million at December 31, 2004. The average yields earned on these deposits over the years ended December 31, 2004 and 2003 were 1.66% and 1.14%, respectively. Daily cash levels may show significant fluctuations due to a variety of operating factors. Most significantly, the timing of deposit inflows, normal inflows and outflows in transaction accounts, short-term borrowings, loan closings and securities purchases may cause short-term swings in cash balances. Management attempts to invest all excess cash in longer lived assets as quickly as possible.

Investment Securities

The Bank's investment policy is designed to ensure liquidity for operations, to help manage interest rate risk, to manage asset quality diversification and to maximize yield. Ongoing review of the performance of the investment portfolio, market values, market conditions, current economic conditions, liquidity needs and other matters related to investing activities is performed by management and reviewed by the Asset/Liability Committee of the Bank and its board of directors. We account for our securities portfolio in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. At the date of purchase, we are required to classify debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of this classification is reassessed.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns. This portfolio increased $200.3 million to $337.5 million at December 31, 2004. Purchases and sales of available for sale securities totaled $371.2 and $117.3 million, respectively during the year ended December 31, 2004. The average estimated life of securities available for sale, adjusted for historical prepayment patterns on mortgage-backed securities, was 4.0 years with a weighted average rate of 4.45% at December 31, 2004, compared to 4.9 years with a weighted average rate of 4.24% at December 31, 2003. The available for sale portfolio had net unrealized losses of $3.6 million and $655 thousand at December 31, 2004 and 2003, respectively.

Securities classified as held to maturity are carried at amortized cost when the Bank has the positive intent and ability to hold such securities to maturity. The amortized cost of the portfolio increased $5.1 million to $7.1 million at December 31, 2004. Purchases of held to maturity securities totaled $5.1 million during the year ended December 31, 2004. The average estimated life of held to maturity securities was 16.7 years with a weighted average rate of 3.69% at December 31, 2004, compared to 29.5 years with a weighted average rate of 3.02% at December 31, 2003. The held to maturity portfolio had net unrealized losses of $39 and $12 thousand at December 31, 2004 and 2003, respectively. The Bank began purchasing municipal bonds in the held to maturity portfolio during the fourth quarter as a means to reduce future taxable income. Interest income from tax-exempt securities was $9 thousand for the year ended December 31, 2004.

The following table sets forth the amortized cost and fair values of the available for sale and held to maturity portfolios at December 31, 2004, 2003 and 2002:
	At December 31,
	2004		2003		2002
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury and other U.S.
government and federal agencies	$36,979	$36,465	$17,481	$16,807	$13,556	$13,786
Mortgage-backed securities	302,027	298,906	114,532	114,423	39,336	39,853
Other	2,163	2,168	5,875	6,003	3,069	3,087
Total securities available for sale	$341,169	$337,539	$137,888	$137,233	$55,961	$56,726

Securities held to maturity:
Municipal bonds	$4,101	$4,070	$-	$-	$-	$-
Other	3,010	3,002	2,000	1,988	-	-
Total securities held to maturity	$7,111	$7,072	$2,000	$1,988	$-	$-
	$348,280	$344,611	$139,888	$139,221	$55,961	$56,726

The composition and contractual maturities of the available for sale and held to maturity portfolios at December 31, 2004 are indicated in the following table. The table does not reflect the impact of prepayments or redemptions that may occur, which may substantially reduce the contractual maturities of these securities.
	At December 31, 2004
		Weighted
	Amortized	Average
	Cost	Rate(1)
	(Dollars in thousands)
Securities available for sale:
U.S. government and federal agencies:
Due from five to ten years	$15,000	4.10%
Due after ten years	21,979	4.53
Mortgage-backed securities
Due from five to ten years	8,907	4.09
Due after ten years	293,120	4.47
Other securities:
Due from one to five years	2,163	4.73
	341,169	4.45
Securities held to maturity:
Municipal bonds
Due from one to five years	469	2.57
Due from five to ten years	3,632	3.38
Other securities:
Due after ten years	3,010	4.22
	7,111	3.69
	$348,280	4.44%

_________________
(1) The weighted average rate on tax-exempt securities has been computed on a fully taxable basis.

The investment portfolio contains securities issued by the following entities (exclusive of obligations of the U.S. Government and federal agencies) whose total amortized cost exceeds 10% of our Company's shareholders' equity at December 31, 2004.
	At December 31, 2004
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Issuer:
Bank of America Funding Corporation	$14,269	$14,203
Bank of America Mortgage Securities	13,669	13,591
Bear Stearns Adjustable Rate Mortgage Trust	4,623	4,602
Citicorp Mortgage Securities, Inc.	20,216	19,742
CS First Boston Mortgage Securities Corp.	8,173	8,050
Countrywide Home Loans	23,004	22,869
First Horizon Asset Securities, Inc.	6,349	6,343
GMAC Mortgage Corporation Loan Trust	23,117	22,736
GSR Mortgage Loan Trust	20,116	20,084
Master Asset Securitization Trust	8,448	8,381
Residential Asset Securities Trust	14,700	14,560
Residential Funding Mortgage Securities	3,853	3,825
Salomon Brothers Mortgage Securities	14,451	14,199
Washington Mutual	9,409	9,277
Wells Fargo MBS Trust	34,157	33,771

Loans

The loan portfolio inherently is exposed to both interest rate and credit risk. The Bank attempts to control such risks through analysis of credit worthiness and portfolio diversification. During 2004, total net loans receivable increased $66.6 million from $226.0 to $292.6 million. The portfolio consists of 89.0% mortgage loans secured by real estate, 4.2% commercial loans and 6.8% consumer loans with an average weighted rate of 5.57% at December 31, 2004, compared to 5.60% at December 31, 2003.

Approximately 97% of real estate secured loans are secured either by properties located in or to borrowers resident in the eight counties of Western New York. Less than 2% are SBA/USDA guaranteed loans purchased in the secondary market to borrowers or business interests based outside of New York State, with the balance of the loans secured by properties in the Rochester, New York area. Accordingly, our results of operations may be affected by local market and economic conditions. Mitigating this risk however, has been the ongoing shift from a predominantly industrial and manufacturing economy to a more service-based economy. The Bank is strategically located to large concentrations of population in both Canada and the Northeastern and Midwestern United States, abundant natural resources in terms of water supply from the Great Lakes, and a diverse, skilled and educated workforce.

The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated:
	Loan Portfolio Composition by Category
	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential	$197,477	68.0%	$170,830	76.1%	$109,518	77.2%	$53,732	78.3%	$8,802	65.8%
Home equity	27,678	9.5	19,924	8.9	11,997	8.5	4,743	6.9	922	6.9
Commercial	27,637	9.5	19,594	8.7	13,004	9.2	4,477	6.6	2,126	15.9
Construction	5,776	2.0	1,459	0.7	264	0.2	908	1.3	-	-
Total mortgage loans	258,568	89.0	211,807	94.4	134,783	95.1	63,860	93.1	11,850	88.6

Commercial loans	12,236	4.2	11,379	5.1	6,567	4.6	3,997	5.8	1,362	10.2
Consumer loans(1)	19,677	6.8	1,200	0.5	434	0.3	742	1.1	155	1.2
Total loans	290,481	100.0%	224,386	100.0%	141,784	100.0%	68,599	100.0%	13,367	100.0%

Allowance for loan losses	(2,097)		(1,807)		(1,377)		(925)		(92)
Deferred loan origination costs, net	4,260		3,373		1,851		1,196		145
Total loans, net	$292,644		$225,952		$142,258		$68,870		$13,420

____________________
(1) Secured personal loans, loans secured by deposit accounts and automobile loans.

The following table sets forth the composition of the Bank's loan portfolio by fixed and adjustable rates at the dates indicated:
	Fixed and Adjustable Rate Loan Portfolio Composition
	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed rate loans:
Mortgage loans:
Residential	$177,146	61.0%	$159,486	71.1%	$109,076	76.9%	$53,732	78.3%	$8,802	65.8%
Home equity loans	1,997	0.7	1,664	0.8	976	0.7	753	1.1	91	0.7
Commercial	6,819	2.3	4,567	2.0	5,191	3.7	3,919	5.7	2,126	15.9
Construction	1,858	0.6	-	-	-	-	-	-	-	-
Total mortgage loans	187,820	64.6	165,717	73.9	115,243	81.3	58,404	85.1	11,019	82.4
Commercial loans	4,283	1.5	3,999	1.8	4,053	2.8	2,092	3.0	1,187	8.9
Consumer loans	19,607	6.8	1,200	0.5	434	0.3	742	1.1	155	1.2
Total fixed rate loans	211,710	72.9	170,916	76.2	119,730	84.4	61,238	89.2	12,361	92.5
Adjustable rate loans:
Mortgage loans:
Residential	20,331	7.0	11,344	5.1	442	0.3	-	-	-	-
Home equity lines of credit	25,681	8.8	18,260	8.1	11,021	7.8	3,990	5.8	831	6.2
Commercial	20,818	7.2	15,027	6.6	7,813	5.5	558	0.9	-	-
Construction	3,918	1.4	1,459	0.7	264	0.2	908	1.3	-	-
Total mortgage loans	70,748	24.4	46,090	20.5	19,540	13.8	5,456	8.0	831	6.2
Commercial loans	7,953	2.7	7,380	3.3	2,514	1.8	1,905	2.8	175	1.3
Consumer loans	70	0.0	-	-	-	-	-	-	-	-
Total adjustable rate loans	78,771	27.1	53,470	23.8	22,054	15.6	7,361	10.8	1,006	7.5
Total loans	290,481	100.0%	224,386	100.0%	141,784	100.0%	68,599	100.0%	13,367	100.0%

Allowance for loan losses	(2,097)		(1,807)		(1,377)		(925)		(92)
Deferred loan origination costs, net	4,260		3,373		1,851		1,196		145
Total loans, net	$292,644		$225,952		$142,258		$68,870		$13,420

The following table summarizes the contractual maturities of the Bank's loan portfolio at December 31, 2004. Loans with adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table reflects the entire unpaid principal balance of a loan in the maturity period that includes the final payment date, and accordingly, does not reflect the effects of scheduled payments or possible prepayments.
	Loan Maturity
	At December 31, 2004
	Less than	One to	More than
	One Year	Five Years	Five Years	Total
	(Dollars in thousands)

Residential mortgages	$-	$-	$197,477	$197,477
Commercial mortgages	711	8,810	18,116	27,637
Commercial loans	3,564	6,585	2,087	12,236
Construction loans	3,857	1,571	348	5,776
Consumer loans, including home equities	99	14,609	32,647	47,355
Total loans	$8,231	$31,575	$250,675	$290,481

The following table sets forth the dollar amount of all fixed rate and adjustable rate loans at December 31, 2004 that are contractually due after December 31, 2005:
	Fixed and Adjustable Rate Loan Schedule
	Due After December 31, 2005
		Floating or
	Predetermined	Adjustable
	Rate	Rates	Total
	(Dollars in thousands)

Residential mortgages	$177,146	$20,331	$197,477
Commercial mortgages	6,358	20,568	26,926
Commercial loans	3,651	5,021	8,672
Construction loans	152	1,767	1,919
Consumer loans, including home equities	21,576	25,680	47,256
Total loans	$208,883	$73,367	$282,250

Total unfunded loan commitments and unused lines of credit at December 31, 2004 and December 31, 2003 were $44.4 and $34.3 million, respectively. Management believes that the recent residential mortgage-refinance boom has shown signs of slowing and that we have the appropriate staffing level and product mix to remain competitive based on present and anticipated market conditions.

The table below sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated. At each date presented, there were no troubled debt restructurings (which involve forgiving a portion of interest or principal or making loans at rates significantly less than current market rates).
	Delinquent and Non-performing Assets
	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Non-accrual loans	$459	$287	$821	$42	$-
Accruing loans contractually past due 90 days or more	144	48	639	489	-
Foreclosed assets	56	202	58	-	-
Total non-performing assets	$659	$537	$1,518	$531	$-

Ratios:
Non-performing loans to total loans	0.21%	0.15%	1.03%	0.77%	-%
Non-performing assets to total assets	0.09%	0.14%	0.68%	0.47%	-%

Gross interest income that would have been recorded had the non-accrual loans been current in accordance with their original terms amounted to $20, $7, $39 and $1 thousand for the years ended December 31, 2004, 2003, 2002 and 2001, respectively.

Allowance for Loan Losses

Greater Buffalo Savings Bank has not been operating long enough to have an established history regarding actual loan losses. However, actual losses to date have been negligible. There were no loans charged-off during 2000, and loans charged-off during 2001, 2002, 2003 and 2004 were $1, $20, $10 and $13 thousand, respectively. Having no consequential history of its own, the Bank monitors and utilizes industry standards when considering the adequacy of its allowance as a percentage of gross loans. Based on the collective experience of management and industry practices, the Bank believes that, at December 31, 2004, an allowance of $2.1 million, or .72%, was sufficient to absorb estimated future charge-off(s).

Greater Buffalo Savings Bank's loan loss methodology consists of several key components, including a review of the two elements of the Bank's loan portfolio, performing loans and classified loans. Performing loans are reviewed based upon the premise that there are losses inherent within the loan portfolio that have been incurred as of the balance sheet date, however, have not yet been identified. The Bank utilizes a formula to determine its allowance relating to performing loans, reserving various percentages for each loan category. In deriving these expected loss percentages, management considered the following criteria: the historical loss experience of each loan category; an assessment of economic trends and conditions; the level and composition of new loan activity; specific industry conditions; and specific risk factors impacting the portfolios, such as the interest rate environment and the current condition and recent history of the overall local real estate market.

Classified loans are designated as substandard, doubtful or loss. The Bank considers a loan to be substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that Greater Buffalo Savings Bank could sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. When Greater Buffalo Savings Bank classifies problem loans as either substandard or doubtful, it establishes allowances for loan losses in amounts deemed prudent by management, generally at 20% and 50%, respectively. Loans totaling $740 thousand are classified as substandard at December 31, 2004 compared to $1.3 million at December 31, 2003.

The following table summarizes, for the periods indicated, the activity in the allowance for loan losses and other related data:
	Loan Loss Analysis
	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Average loans	$266,702	$183,483	$107,777	$38,942	$5,143
Loans outstanding at end of the period	290,481	224,386	141,784	68,598	13,367

Allowance for loan losses, beginning of the period	1,807	1,377	925	92	-

Charge-offs for the period:
Residential mortgage	-	-	15	-	-
Commercial loans	-	-	4	-	-
Consumer loans	13	10	1	1	-
Total charge-offs	13	10	20	1	-

Recoveries for the period:
Consumer loans	2	-	1	-	-
Total recoveries	2	-	1	-	-

Net charge-offs for the period	11	10	19	1	-

Provision for loan losses	301	440	471	834	92

Allowance for loan losses, end of the period	$2,097	$1,807	$1,377	$925	$92

Ratios:
Net charge-offs to average loans	0.004%	0.01%	0.02%	0.002%	-%
Allowance to end of period loans	0.72%	0.81%	0.97%	1.35%	0.69%
Allowance to end of period non-performing loans	347.80%	539.82%	94.33%	174.21%	-%

The Bank's reserve calculation and the resulting allowance for loan losses is reviewed for reasonableness by the Loan Committee of the board of directors of Greater Buffalo Savings Bank on a monthly basis. Although management utilizes the most reliable information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. As part of the credit administration process, the Bank engages an outside consultant to review the loan portfolio on a regular basis. The information garnered from this review is used to monitor individual loans as well as to evaluate the overall adequacy of the allowance for loan losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review Greater Buffalo Savings Bank's allowance for loan losses. Based on their judgments about information available to them at the time of their examination, the regulators may require us to recognize adjustments to the allowance.

The following table summarizes, for the periods indicated, the allocation of the allowance for loan losses among various categories of loans and certain other information at December 31, 2004, 2003, 2002, 2001 and 2000. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.
	Allowance for Loan Losses
	At December 31,
	2004		2003		2002		2001		2000
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans by		loans by		loans by		loans by		loans by
		category to		category to		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in thousands)
Mortgage loans:
Residential	$1,268	68.6%	$1,043	76.8%	$776	56.4%	$496	53.7%	$44	71.0%
Commercial	388	10.9	294	8.7	331	24.1	215	23.2	9	5.1
Commercial loans	171	4.2	256	5.1	145	10.5	159	17.2	28	15.3
Consumer loans	270	16.3	214	9.4	125	9.0	55	5.9	11	8.6
Total	$2,097	100.0%	$1,807	100.0%	$1,377	100.0%	$925	100.0%	$92	100.0%

Management believes that the allowance for loan losses at December 31, 2004 is adequate to cover probable losses inherent in the loan portfolio at such date. Factors beyond the Bank's control, however, such as general national and local economic conditions, can adversely impact the adequacy of the allowance for loan losses. As a result, no assurance can be given that adverse economic conditions or other circumstances will not result in increased losses in the portfolio or that the allowance for loan losses will be sufficient to meet actual loan losses.

Deferred Tax Asset

The net deferred tax asset was $238 and $519 thousand at December 31, 2004 and December 31, 2003, respectively. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are calculated using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. No reserve has been established against this asset as our management believes it is more likely than not that the deferred tax asset will be realized through future taxable earnings. Greater Buffalo Savings Bank has operated profitably since February 2002 and management believes this trend will continue.

Deposits

Deposits, which include noninterest-bearing demand deposits and interest-bearing savings and time deposits, are the Bank's primary source of funding. Greater Buffalo Savings Bank seeks deposits within its market area by paying competitive interest rates, offering high quality customer service, using technology to deliver deposit services effectively and by aggressively advertising and marketing the Bank. The Bank offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. At December 31, 2004, total deposits were $530.1 million, an increase of $169.5 million from year end 2003. The weighted average rate of deposits at December 31, 2004 was 2.40%, an increase of 50 basis points from year end 2003. Certificates of deposit at December 31, 2004 and 2003 were 30.4% and 23.4% of total deposits with weighted average rates of 2.89% and 2.22%, respectively.

Since Greater Buffalo Savings Bank began operations in November 1999, each of its existing seven branches is still relatively new and we expect that branch deposit growth may begin to stabilize after several years. However, in addition to ongoing, aggressive marketing, we expect to open seven additional branches by the end of 2005 and anticipate no near-term decline in our overall rate of deposit growth. As of December 31, 2004, management estimates our market share to be approximately 2.5% of total deposits in Erie County and North Tonawanda.

Deposits in passbook savings accounts increased $59.0 million or 25.4% during 2004. The effects of several key marketing initiatives have driven this core product to grow much more rapidly than other deposit products over the same period. Management believes that the Bank's market is inherently savings oriented and intends to continue focusing on the passbook savings account as its principal deposit product. The Bank's cost of funding deposits increased from 1.90% to 2.40% at December 31, 2004, largely due to a decrease in the rate paid on passbook savings accounts from 2.00% to 2.42%. This reduced rate is still significantly higher than local competitors' rates and other savings alternatives. Due to its significant percentage of passbook savings accounts, the Bank's total cost of funds will most likely remain linked to the rate set by management for this account.

The following table sets forth the distribution of the Company's deposits by type as of December 31, 2004, 2003 and 2002:
	At December 31,
	2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)

NOW accounts	$40,749	7.7%	$14,270	4.0%	$11,646	5.9%
Noninterest bearing demand accounts	19,761	3.7	13,010	3.6	7,117	3.6
Money market	8,833	1.7	11,306	3.1	12,466	6.3
Savings	299,332	56.5	237,652	65.9	113,388	57.6
Certificates of deposit < $100,000	83,366	15.7	27,862	7.7	31,851	10.4
Certificates of deposit of $100,000 or more	78,059	14.7	56,540	15.7	20,561	16.2
	$530,100	100.0%	$360,640	100.0%	$197,029	100.0%

The following table presents the amounts and maturity of certificates of deposit that had balances or $100,000 or more at December 31, 2004 and 2003:
	At December 31,
	2004	2003
	(Dollars in thousands)
Remaining maturity:
Three months or less	$2,199	$425
Over three months through six months	27,135	3,081
Over six months through twelve months	16,210	34,508
Over twelve months	32,515	18,526
Total certificates of deposit of $100,000 or more	$78,059	$56,540

Short-term Borrowings & Securities Sold Under Agreement to Repurchase

At December 31, 2004, short-term borrowings consisted of $30 thousand of Treasury Tax and Loan deposits held in the Bank's Federal Reserve Bank account. At December 31, 2003, short-term borrowings consisted of one three-day loan due the Federal Home Loan Bank totaling $1.3 million and $108 thousand of Treasury Tax and Loan deposits held in the Bank's Federal Reserve Bank account.

Short-term borrowings from the Federal Home Loan Bank are occasionally used to offset fluctuations in deposit inflows, fund lending and investment activities and to manage liquidity needs at competitive rates. Interest rates for these borrowings are presently at or below the Bank's cost of funds. Federal Home Loan Bank borrowings are collateralized by certain qualifying securities or the Bank's residential mortgage portfolio. Treasury Tax and Loan deposits can fluctuate daily and are generally short-term in nature.

Total securities sold under agreement to repurchase were $119.0 million at December 31, 2004 (none at December 31, 2003).  The Bank borrowed $139.0 million, in increments having various maturities of no longer than two years, and invested the proceeds in agency and mortgage-backed securities to take advantage of the spread between short and long-term interest rates.  Total repayments for the year were $20.0 million.

The following table summarizes, for the periods indicated, certain data related to the Bank's short-term borrowings and repurchase agreements:

	At or for the Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)

Period end balance:
FHLB advances	$-	$1,251	$9,005
Repurchase agreements	119,000	-	-
Other borrowings	30	108	134

Period end weighted average interest rate:
FHLB advances	-%	1.27%	1.39%
Repurchase agreements	2.43	-	-
Other borrowings

Maximum balance:
FHLB advances	$6,203	$14,020	$9,005
Repurchase agreements	129,000	-	-
Other borrowings	244	278	406

Average balance:
FHLB advances	$802	$3,954	$547
Repurchase agreements	58,075	-	-
Other borrowings	58	112	187

Average interest rate for the period:
FHLB advances	2.73%	1.20%	1.35%
Repurchase agreements	2.39	-	-
Other borrowings	0.73	0.42	1.19

Long-term Debt

In June 2004, the Company utilized a portion of the proceeds from the issuance of subordinated debentures to retire a $5.0 million note payable to Fifth Third Bank. Interest expense on the note totaled $102 and $56 thousand for the years ended December 31, 2004 and 2003, respectively.

Subordinated Debentures

On June 17, 2004, the Company, through Great Lakes Bancorp Statutory Trust I, issued 12,000 floating rate pooled trust preferred securities with a liquidation preference of $1,000 per security. The trust preferred securities represent an interest in the related subordinated debentures of the Company, which were purchased by the Trust and have substantially the same payment terms as these trust preferred securities. The subordinated debentures are the only assets of the Trust and interest payments from the debentures finance the distributions paid on the trust preferred securities. Distributions on the debentures are payable quarterly at a variable interest rate, reset quarterly, equal to 3-month LIBOR plus 2.70% (5.20% at December 31, 2004) and are included in interest expense in the consolidated statements of income.

Shareholders' Equity

Shareholders' equity at December 31, 2004 was $36.6 million, an increase of $18.5 million, or 102.6% from the prior year. The increase of $18.5 million is comprised of $16.8 million from the sales of common stock, as explained below, and $3.5 million from net operating income. These increases were partially offset by a decrease of $1.8 million in other comprehensive income due to an increased net unrealized loss on the available for sale securities portfolio.

In March 2004, the Company completed a sale of common stock to its existing shareholders of record as of January 14, 2004. A total of 1,814,291 shares of $.001 par value common stock were sold at $9.00 per share, providing $16.2 million in additional capital, net of $97 thousand for stock offering costs.

In April 2004, the Company issued 115,750 shares of Common stock, in exchange for 115,750 shares of Class B Common stock, to the sole shareholder of the Class B Common Stock. This transaction had no effect on the number of authorized shares of either class of stock.

In June 2004, the Company's Board of Directors approved the adoption of an employee stock purchase plan. The plan was established to allow the Company to offer shares to its employees and directors when shares are offered to its existing shareholders, however, the board may elect not to make the shares available, regardless of any stock offering made or scheduled to be made to existing shareholders. In September 2004, the Company completed the sale of common stock through the employee stock purchase plan. A total of 63,904 shares of $.001 par value common stock were sold at the offering price to existing shareholders of $9.00 per share, providing $575 thousand in additional capital, net of $5 thousand for stock offering costs.

Subsequent to these capital transactions, there were 3,955,565 shares of Common stock issued and outstanding and no shares of Class B Common stock issued or outstanding at December 31, 2004.

The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC) and the New York State Banking Department (NYSBD). At December 31, 2004, the Bank's equity as a percentage of total assets exceeded all regulatory requirements. For detailed information on regulatory capital, see Note 13 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Results of operations depend primarily on net interest income. Net interest income is the difference between the interest income earned on interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest paid on interest-bearing liabilities, primarily time deposits, savings deposits and borrowed funds. Net interest income is one of the major determining factors in the Bank's performance as it is the principal source of revenue and earnings. Results of operations are also affected by the Bank's provision for loan losses, noninterest income, and noninterest expense. Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses and other general and administrative expenses. Noninterest income consists mainly of service charges and fees and realized gains on securities available for sale.

Results of operations may also be affected significantly by general and local economic and competitive conditions, particularly those with respect to changes in the level of market interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Bank. Additionally, our primary lending activity is concentrated in loans secured by real estate mainly located in Western New York. Accordingly, our results of operations may be affected by local market and economic conditions.

Net Interest Income

Net interest income increased from $7.6 million in 2003 to $12.8 million in 2004 as a result of increases in the volume of interest-earning assets. The net interest spread, defined as the difference between interest earned on total interest-earning assets and interest paid on total interest-bearing liabilities, on average, decreased from 2.55% to 2.41%. Net interest income is one of the major determining factors in the Bank's performance as it is the principal source of revenue and earnings.

The significant increases in average interest-earning assets were due to the rapid growth in the loan and securities portfolios, which were funded by the deposit growth referred to above. The Bank has opened seven full-service branch locations since its inception in November 1999. Attracting customer deposits has been the Bank's primary focus, with increasing emphasis being placed on lending activities. Management plans to open several new branch locations over the next one to three years. It is expected that deposit generation from the entire branch system will continue to outpace loan growth. Gross loans as a percentage of total assets decreased from 58.1% at December 31, 2003 to 41.4% at December 31, 2004. However, all excess cash is invested in securities as quickly as possible until such funds can be redeployed into the loan portfolio. Securities as a percentage of total assets increased from 36.1% at December 31, 2003 to 49.1% at December 31, 2004.

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

Interest income on loans receivable increased by $3.5 million to $13.7 million during 2004 compared to $10.2 million during 2003. This increase resulted from an $83.2 million increase in average loans outstanding to $266.7 million during 2004 from $183.5 million compared to 2003. The yield on average loans decreased to 5.14% during 2004 from 5.55% in 2003.

Interest income on securities increased $5.8 million, or 167.8% to $9.3 million during 2004 from $3.5 million in 2003. This increase resulted from a $129.8 million increase in average securities to $218.6 million during 2004 from $88.8 million during 2003. The yield earned on average securities increased to 4.25% during 2004 compared to 3.91% during 2003.

Interest income on interest-bearing deposits, which includes dividend income from FHLB stock, increased $185 thousand, or 129.0% to $329 thousand during 2004 from $144 thousand during 2003. Average interest-bearing deposits increased from $9.3 million during 2003 to $16.5 million during 2004.

Interest expense increased $4.3 million, or 68.3% to $10.5 million during 2004 compared to $6.2 million during 2003. The average balance of total deposits, the most significant portion of interest-bearing liabilities, increased by $145.2 million, or 55.3% to $407.8 million during 2004 from $262.6 million during 2003. However, the average cost of funding interest-bearing deposits decreased to 2.13% during 2004 from 2.33% during 2003. The decrease in the cost of funds during this period was due to certificates of deposits repricing at lower market rates and the downward adjustment of savings account rates. Management prices its deposit liabilities based on various factors, including the current interest rate environment, market conditions and local competition. The Bank has $291.1 million, or 55.0% of its total deposit liabilities in passbook savings accounts paying an average rate of 2.42% at December 31, 2004.

Interest expense from short-term borrowings decreased $37 thousand to $11 thousand during 2004, compared to $48 thousand during 2003. (See "Short-term Borrowings"). Management uses short-term borrowings as part of its overall balance sheet management strategy. In the current interest rate environment, it is desirable to invest all excess cash as quickly as possible. Short-term borrowings from the Federal Home Loan Bank are utilized to bridge cash timing differences arising from the volume of loan closings and the settlement dates of securities purchases.

Noninterest Income

Noninterest income amounted to $1.9 million in 2004 and consisted primarily of $997 thousand of realized gains on the sale of securities and $890 thousand in service charges on deposit accounts and other fees. Noninterest income amounted to $1.3 million in 2003 and consisted primarily of $580 thousand of realized gains on the sale of securities and $640 thousand in service charges on deposit accounts and other fees. It is anticipated that noninterest income will continue to increase as the Bank expands its customer base and adds to its existing menu of products and services.

Provision for Loan Losses

The provision for loan losses was $301 thousand, a decrease of $139 thousand during 2004 compared to $440 thousand during 2003. Provisions for loan losses in the portfolio are charged to earnings in an amount sufficient, in management's judgment, to cover probable losses based upon the overall inherent risk in the Bank's loan portfolio, current economic conditions and historical trends. The decrease between years noted above, is due primarily to a reduction in the growth of net loans receivable from $83.7 million in 2003 to $66.6 million in 2004. Additionally, the Bank completed a $9.9 million sale of residential mortgage loans to FNMA during 2004 and a large commercial loan was removed from classified status. (See "Allowance for Loan Losses").

Noninterest Expense

Noninterest expense amounted to $9.2 million in 2004 compared to $6.1 million in 2003. Salaries and employee benefits increased from $2.9 million in 2003 to $5.0 million in 2004, as the number of full-time equivalent employees increased from 99 to 131 at December 31, 2003 and 2004 respectively. Occupancy, equipment and furnishings expense increased from $968 thousand during 2003 to $1.3 million during 2004. This increase was primarily the result of costs associated with the expansion of the Bank's corporate headquarters located in Buffalo, New York during December 2004 and completing the construction of branch offices located in Tonawanda, New York and Kenmore, New York during 2004. Data processing expense increased from $608 thousand during 2003 to $750 thousand during 2004 as the number of customer accounts at December 31, 2003 and 2004 increased from 24,306 to 31,403, respectively. Data processing costs are directly linked to the number of customer account and transactions processed through those accounts.

Average Balance Sheets with Resultant Interest and Rates

The following table sets forth information regarding the consolidated average balance sheets, along with the total dollar amounts of interest income and interest expense and the weighted-average interest rates for the periods presented. Average balances are calculated on a daily basis. Non-performing loans are included in the average balances for the periods presented. The allowance for loan losses is excluded from the average loan balances.
	Years ended December 31,
	2004			2003			2002
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Interest-bearing deposits	$16,744	$277	1.66%	$9,270	$106	1.14%	$9,557	$164	1.72%
Investment securities and other(1)	218,640	9,301	4.25	88,789	3,473	3.91	41,579	1,992	4.79
FHLB Stock	2,640	52	1.98	1,288	38	2.95	598	27	4.48
Loans	266,702	13,701	5.14	183,483	10,187	5.55	107,777	6,864	6.37
Total interest-earning assets	504,726	$23,331	4.62%	282,830	$13,804	4.88%	159,511	$9,047	5.67%
Cash and due from banks	6,411			6,686			3,502
Premises and equipment	9,788			6,214			3,212
Other assets	2,450			695			645
Total assets	$523,375			$296,425			$166,870
INTEREST-BEARING LIABILITIES:
Deposits:
NOW accounts	$20,803	$245	1.18%	$11,977	$101	0.85%	$7,468	$87	1.17%
Savings	254,146	5,145	2.02	178,710	4,289	2.40	59,088	1,827	3.09
Money market	10,353	133	1.29	10,257	151	1.47	16,988	341	2.01
Certificates of deposit	122,459	3,169	2.59	61,673	1,590	2.58	59,145	2,421	4.09
Total deposits	407,761	8,692	2.13	262,617	6,131	2.33	142,689	4,676	3.28
Short-term borrowings	860	11	1.34	4,066	48	1.18	734	16	2.22
Repurchase agreements	58,075	1,386	2.39	-	-	-	-	-	-
Long-term borrowings	2,350	102	4.33	1,274	56	4.40	-	-	-
Subordinated debentures	6,558	304	4.63	-	-	-	-	-	-
Total interest-bearing liabilities	475,604	$10,495	2.21%	267,957	$6,235	2.33%	143,423	$4,692	3.27%
Noninterest-bearing deposits	13,983			8,773			6,328
Other liabilities	2,212			1,786			902
Shareholders' equity	31,576			17,909			16,217
Total liabilities and shareholders' equity	$523,375			$296,425			$166,870
Net interest income		$12,836			$7,569			$4,355
Interest rate spread(2)			2.41%			2.55%			2.40%
Net interest margin(3)			2.54%			2.68%			2.73%
Ratio of average interest-earning assets to
average interest-bearing liabilities			106.12%			105.55%			111.22%

____________________
(1) Includes equity investment in unconsolidated subsidiary.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate / Volume Analysis

The table below reflects the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by prior year's rate); (ii) changes in rate (i.e., changes in rate multiplied by prior year's volume); and (iii) changes attributable to both rate and volume (i.e., changes in volume multiplied by changes in rate).

	December 31, 2004
	Volume	Rate	Rate/Volume	Total
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Interest-bearing deposits	$83	$45	$43	$171
Investment securities and other	5,087	304	437	5,828
FHLB Stock	40	(13)	(13)	14
Loans	4,620	(761)	(345)	3,514
Total interest-earning assets	$9,830	$(425)	$122	$9,527
INTEREST-BEARING LIABILITIES:
Deposits:
NOW accounts	$75	$40	$29	$144
Savings	1,810	(671)	(283)	856
Money market	1	(19)	-	(18)
Certificates of deposit	1,567	6	6	1,579
Total deposits	3,453	(644)	(248)	2,561
Short-term borrowings	(38)	7	(6)	(37)
Repurchase agreements	-	-	1,386	1,386
Long-term borrowings	47	(1)	-	46
Subordinated debentures	-	-	304	304
Total interest-bearing liabilities	$3,462	$(638)	$1,436	$4,260
CHANGE IN NET INTEREST INCOME	$6,368	$213	$(1,314)	$5,267

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

The overall asset/liability strategy of our Bank takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors our Bank's liquidity position daily in conjunction with the Federal Reserve position monitoring. We may borrow funds from the Federal Home Loan Bank of New York on a short or long-term basis. We may sell or pledge investment securities to create additional liquidity for our Bank. Since its inception in November 1999, our Bank's rapidly increasing core deposit base has provided our most significant source of funds. During 2004, the Bank's deposits increased 47.0% from $360.6 million to $530.1 million, outpacing all existing liquidity needs. However, short-term borrowings from the Federal Home Loan Bank may occasionally be used to offset fluctuations in deposit inflows and outflows and to manage liquidity needs at competitive rates. Federal Home Loan Bank rates presently approximate the Bank's cost of funds.

The Bank may also obtain capital through additional investments by its parent company, Great Lakes Bancorp, Inc. During the year ended December 31, 2004, the Company contributed $23.6 million in additional capital to the Bank. In June 2004, the Company issued 12,000 floating rate pooled trust preferred securities with a liquidation preference of $1,000 per security. A portion of the proceeds from the issurance of the trust preferred securities were used for payment in full of a note payable by the Company. The contribution of capital to the Bank will permit continued growth in deposits, assets and loans through expansion of its existing lending and investment activities and possible further branching and acquisitions. The remaining portion of the net proceeds will be retained by the Company as working capital.

The Bank is required to maintain specific amounts of capital pursuant to FDIC regulations. As of December 31, 2004, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with a total risk-based capital to risk-weighted assets ratio of 15.8%, a Tier 1 risk-based capital to risk-weighted assets ratio of 15.2% and a leverage ratio of 7.4%. These ratios exceed the minimum capital ratios as required by federal and state regulations.

Quantitative and Qualitative Disclosures about Market Risk

The Bank's board of directors has formulated an Interest Rate Risk Management ("IRR"), policy designed to promote long-term profitability while managing IRR. An Asset/Liability Committee of members of the board of directors and senior management is responsible for the management of IRR. This committee meets monthly and reports to the board of directors concerning asset/liability policies, strategies and the Bank's current IRR position. The committee's first priority is to structure and price the institution's assets and liabilities to maintain an acceptable interest rate spread while reducing the net effects of change in interest rates.

The primary objectives of the Bank's interest rate risk management strategy are to:

•	evaluate the interest rate risk inherent in certain balance sheet accounts;
•	determine the appropriate level of interest rate risk given the Bank's business plan, the current business environment and its capital and liquidity requirements; and
•	manage interest rate risk in a manner consistent with the approved guidelines and policies set by the board of directors.

Management seeks to coordinate asset and liability decisions so that, under changing interest rate scenarios, earnings will remain within an acceptable range. As part of this strategy, management targets the origination of a sufficient number of loans and purchases investment securities with interest rates subject to periodic repricing to market conditions. Additionally, management offers higher yields on deposits with extended maturities to assist in matching the rate sensitivity of its assets.

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

The Bank has contracted with an outside balance sheet consultant who utilizes financial data provided by management to review and analyze interest rate risk ("IRR") measurements on a quarterly basis. The last current position assessment, conducted as of December 31, 2004, concluded that the Bank's interest rate risk profile remained structurally asset sensitive. Assuming an immediate +200 basis point shock to the existing balance sheet, estimated net interest income would decrease approximately 7.92% during the first year and 16.11% during the second year. Assuming an immediate -100 basis point shock to the existing balance sheet, estimated net interest income would increase approximately 3.95% during the first year and decrease 3.03% during the second year. Anticipating a rising interest rate scenario, the further assumption of an immediate +200 basis point shock to the existing balance sheet suggests that net interest income will show an increasing trend between years three and five.

At December 31, 2004, the Bank's one-year "gap" position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a positive $49.4 million. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position is likely to experience a decline in net interest income as the cost of its interest-bearing liabilities increase at a rate faster than its yield on interest-earning assets. In comparison, an institution with a positive gap is likely to realize an increase in its net interest income in a rising interest rate environment.

The following table sets forth the Bank's condensed static gap schedule as of December 31, 2004:
	At December 31, 2004
		Over	Over
		Three Months	One Year
	Three Months	Through	Through	Over
	or Less	One Year	Five Years	Five Years	Total
	(Dollars in thousands)

INTEREST-EARNING ASSETS:
Investment securities	$43,642	$85,279	$168,773	$46,956	$344,650
Federal Home Loan Bank stock	3,950	-	-	-	3,950
Loans:
Residential mortgages	13,565	35,558	106,857	41,497	197,477
Commercial mortgages	8,938	3,723	14,579	397	27,637
Commercial loans	7,485	1,589	2,489	673	12,236
Construction loans	5,030	622	71	53	5,776
Consumer loans	27,121	3,959	15,479	796	47,355
Total interest-earning assets	$109,731	$130,730	$308,248	$90,372	$639,081

INTEREST-BEARING LIABILITIES:
Interest bearing deposits:
NOW accounts	$-	$-	$-	$40,749	$40,749
Savings	10,455	-	-	297,710	308,165
Time deposits	7,956	70,269	83,200	-	161,425
Borrowings	60,030	30,000	29,000	-	119,030
Subordinated debentures	12,372	-	-	-	12,372
Total interest-bearing liabilities	$90,813	$100,269	$112,200	$338,459	$641,741

Interest sensitivity gap per period	18,918	30,461	196,048	(248,087)	(2,660)

Cumulative interest sensitivity gap	18,918	49,379	245,427	(2,660)	-

Cumulative gap as a percentage of cumulative
interest-earning assets	17.2%	20.5%	44.7%	(0.4%)

ITEM 7.    FINANCIAL STATEMENTS

Management's Report

The accompanying consolidated financial statements and related notes of the Company were prepared by management in conformity with U.S. generally accepted accounting principles. Management is responsible for the integrity and fair presentation of these consolidated financial statements.

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

The Audit Committee of the Board of Directors consists solely of directors who are not employees of the Company. During 2004, the Audit Committee met 5 times with internal auditors, the independent accountants, and representatives of senior management to discuss the results of examination and to review their activities to ensure that each is properly discharging its responsibilities. The independent accountants, internal auditors and individuals responsible for credit review have direct and unrestricted access to the Audit Committee at all times.

The Company's consolidated financial statements have been audited by independent registered public accountants. The Report of Independent Registered Public Accounting Firm, which is based on an audit made in accordance with the standards of the Public Company Oversight Board (United States), expresses an opinion as to the fair presentation of the consolidated financial statements.

/s/ Andrew W. Dorn, Jr.	/s/ Kim S. Destro
Andrew W. Dorn, Jr.	Kim S. Destro, CPA
President & Chief Executive Officer	Executive Vice President & Chief Financial Officer

Report of Independent Registered Public Accounting Firm

 The Board of Directors and Shareholders
Great Lakes Bancorp, Inc.:

We have audited the accompanying consolidated balance sheet of Great Lakes Bancorp, Inc. (the Company) as of December 31, 2004, and the related consolidated statement of income, shareholders' equity, and cash flows for year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The accompanying consolidated financial statements of Great Lakes Bancorp, Inc. as of December 31, 2003 and for the two years then ended were audited by other auditors whose report, dated February 26, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statement referred to above present fairly, in all material respects, the financial position of Great Lakes Bancorp, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Buffalo, New York
March 30, 2005

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

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Bancorp, Inc. and its wholly owned subsidiary Greater Buffalo Savings Bank as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Freed Maxick & Battaglis, CPAs, PC

Buffalo, New York
February 26, 2004

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents:
Cash and due from banks	$9,061	$4,945
Interest-bearing deposits in other financial institutions	20,920	4,258
Total cash and cash equivalents	29,981	9,203
Securities available for sale, at fair value	337,539	137,233
Securities held to maturity, at amortized cost (fair value of $7,072 and $1,988 at
December 31, 2004 and 2003, respectively)	7,111	2,000
Federal Home Loan Bank stock, at cost	3,950	1,581
Loans, net of allowance for loan losses of $2,097 and $1,807, respectively	292,644	225,952
Premises and equipment, net	14,285	7,766
Accrued interest receivable	2,589	1,482
Bank owned life insurance, cash surrender value	12,066	-
Deferred tax asset, net	238	519
Other assets	1,064	407
TOTAL ASSETS	$701,467	$386,143

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$19,761	$13,010
Interest-bearing	510,339	347,630
Total deposits	530,100	360,640
Short-term borrowings	30	1,359
Securities sold under agreement to repurchase	119,000	-
Long-term debt	-	5,000
Subordinated debentures	12,372	-
Accrued expenses and other liabilities	3,377	1,081
TOTAL LIABILITIES	664,879	368,080

Commitments and contingencies (Note 12)

Shareholders' equity:
Preferred stock, $0.001 par value, 2,000,000 and 5,000,000 shares authorized, none issued	-	-
Common stock - voting, $0.001 par value, 16,000,000 and 20,000,000 shares
authorized, 3,955,565 and 1,961,620 shares issued and outstanding, respectively	4	2
Class B Common stock - non-voting, $0.001 par value, 0 and 5,000,000 shares
authorized, 0 and 115,750 shares issued and outstanding, respectively	-	-*
Additional paid-in capital	35,422	18,622
Retained earnings (accumulated deficit)	3,378	(161)
Accumulated other comprehensive loss, net	(2,216)	(400)
TOTAL SHAREHOLDERS' EQUITY	36,588	18,063
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$701,467	$386,143

* Amount shown as $0 due to rounding.

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In thousands, except per share data)

	Years ended December 31,
	2004	2003	2002
INTEREST AND DIVIDEND INCOME:
Loans	$13,701	$10,187	$6,864
Securities	9,301	3,473	1,992
FHLB stock	52	38	27
Other interest income	277	106	164
TOTAL INTEREST AND DIVIDEND INCOME	23,331	13,804	9,047

INTEREST EXPENSE:
Deposits	8,692	6,131	4,676
Short-term borrowings	11	48	16
Securities sold under agreement to repurchase	1,386	-	-
Long-term debt	102	56	-
Subordinated debentures	304	-	-
TOTAL INTEREST EXPENSE	10,495	6,235	4,692

NET INTEREST INCOME	12,836	7,569	4,355

PROVISION FOR LOAN LOSSES	301	440	471

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,535	7,129	3,884

NONINTEREST INCOME:
Gain on sale of securities, net	997	580	911
Service charges on deposit accounts	370	259	132
Earnings on bank owned life insurance	66	-	-
Gain on sale of loans	54	64	-
Gain (loss) on other real estate owned, net	(8)	1	-
Other operating income	454	380	115
TOTAL NONINTEREST INCOME	1,933	1,284	1,158

NONINTEREST EXPENSES:
Salaries and employee benefits	5,042	2,946	2,089
Occupancy, equipment and furnishings	1,346	968	682
Data processing and operations	750	608	464
Advertising	473	269	281
Printing, postage and supplies	326	299	226
Professional services	259	338	128
Other operating expenses	987	638	243
TOTAL NONINTEREST EXPENSES	9,183	6,066	4,113

INCOME BEFORE INCOME TAXES	5,285	2,347	929

INCOME TAX PROVISION	1,746	1,021	62

NET INCOME	$3,539	$1,326	$867
EARNINGS PER SHARE - BASIC AND DILUTED	$1.01	$0.64	$0.42

Weighted average number of common shares outstanding - basic and diluted	3,499,590	2,077,370	2,068,466

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2004, 2003 and 2002
(In thousands, except per share data)

	Common Stock - Voting	Common Stock - Non-voting		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Subscriptions Receivable	Total Shareholders' Equity

Balance at December 31, 2001	$9,808		$579	$8,241	$(2,354)	$143	$(4,722)	$11,695
Issuance of 517,625 shares of Common Stock - Voting	-		-	-	-	-	4,270	4,270
Issuance of 54,750 shares of Common Stock B - Non-Voting	-		-	-	-	-	452	452
Payment of underwriting costs	-		-	(4)	-	-	-	(4)
Reorganization - Great Lakes Bancorp, Inc. exchanges
all outstanding GBSB shares, one-for-one; par value
reduced from $5.00 per share to $0.001 per share	(9,806)		(579)	10,385	-	-	-	-
Comprehensive income:
Net income	-		-	-	867	-	-	867
Change in net unrealized loss on securities available
for sale, net of tax and reclassification adjustment	-		-	-	-	323	-	323
Total comprehensive income								1,190
Balance at December 31, 2002	$2	$	-*	$18,622	$(1,487)	$466	$-	$17,603
Comprehensive income:
Net income	-		-	-	1,326	-	-	1,326
Change in net unrealized loss on securities available
for sale, net of tax and reclassification adjustment	-		-	-	-	(866)	-	(866)
Total comprehensive income								460
Balance at December 31, 2003	$2	$	-*	$18,622	$(161)	$(400)	$-	$18,063
Issuance of 1,878,195 shares of Common Stock - Voting	2		-	16,902	-	-	-	16,904
Payment of underwriting costs	-		-	(102)	-	-	-	(102)
Issuance of 115,750 shares of Common Stock in
exchange for 115,750 shares of Class B Common Stock	-*		-*	-	-	-	-	-
Comprehensive income:
Net income	-		-	-	3,539	-	-	3,539
Change in net unrealized loss on securities available
for sale, net of tax and reclassification adjustment	-		-	-	-	(1,816)	-	(1,816)
Total comprehensive income								1,723
Balance at December 31, 2004	$4		$-	$35,422	$3,378	$(2,216)	$-	$36,588

* Amount shown as $0 due to rounding.

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands, except per share data)

	Years ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,539	$1,326	$867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	584	427	277
Net amortization of premiums on securities	1,110	710	167
Net amortization of deferred loan costs	857	430	138
Deferred income tax expense	1,460	1,045	62
Net realized gains on sales of securities	(997)	(580)	(911)
Gain on sale of loans	(54)	(64)	-
Provision for loan losses	301	440	471
Accrued interest receivable	(1,107)	(663)	(272)
Cash surrender value of life insurance	(66)	-	-
(Increase) decrease in other and deferred tax assets	(487)	269	(529)
Increase in accrued expenses and other liabilities	2,296	269	468
Net cash provided by operating activities	7,436	3,609	738

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(371,154)	(148,489)	(73,961)
Purchases of securities held to maturity	(5,114)	(2,000)	-
Proceeds from sales of securities available for sale	117,332	19,415	42,589
Proceeds from principal payments, maturities and calls on securities available for sale	50,431	47,016	11,182
Purchase of Federal Home Loan Bank stock	(2,369)	(898)	(350)
Purchases of loans	(1,918)	(1,660)	-
Proceeds from sales of loans	10,003	5,501	-
Net increase in loans receivable	(75,961)	(88,341)	(74,054)
Purchase of bank owned life insurance	(12,000)	-	-
Purchase of premises and equipment	(7,103)	(2,885)	(3,135)
Net cash used in investing activities	(297,853)	(172,341)	(97,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	169,460	163,611	95,896
Net (decrease) increase in short-term borrowings	(1,329)	(7,781)	9,136
Proceeds from securities sold under agreement to repurchase	139,000	-	-
Repayment of securities sold under agreement to repurchase	(20,000)	-	-
Proceeds from issuance of subordinated debentures, net of costs	12,262	-	-
Proceeds from issuance of long-term debt	-	5,000	-
Repayment of long-term debt	(5,000)	-	-
Proceeds from stock offering	16,904	-	4,718
Payment of stock offering costs	(102)	-	-
Net cash provided by financing activities	311,195	160,830	109,750
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,778	(7,902)	12,759
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$9,203	$17,105	$4,346
CASH AND CASH EQUIVALENTS, END OF YEAR	$29,981	$9,203	$17,105
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,724	$6,192	$4,688
Cash paid for income taxes	$14	$-	$-

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(1.)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

 Greater Buffalo Savings Bank (the Bank) was chartered as a New York State shareholder owned savings bank on October 8, 1999. The Bank commenced operations on November 9, 1999, offering a broad range of loan and deposit products to consumer and small business customers in Western New York State. Great Lakes Bancorp, Inc. (the Company) was organized in February 2003 under the Delaware Corporation Law for the purpose of becoming a holding company for Greater Buffalo Savings Bank. The Agreement and Plan of Reorganization dated as of February 10, 2003 between Great Lakes Bancorp, Inc. and the Bank was approved at the Annual Meeting of Shareholders of Greater Buffalo Savings Bank held on April 29, 2003. Pursuant to the reorganization, each of the outstanding shares of $5.00 par value common stock and $5.00 par value Class B common stock were exchanged for one share of $.001 par value common stock and $.001 par value Class B common stock, respectively. As a result of the exchange, the Bank became a wholly owned subsidiary of Great Lakes Bancorp, Inc. and the Company has recognized the assets and liabilities of the Bank, transferred at their carrying amounts, as of January 1, 2002. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

Principles of Consolidation

 The consolidated financial statements include the accounts of the Company and the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates and Basis of Presentation

 In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

The accounting principles of the Company conform to U.S. generally accepted accounting principles and prevailing practices within the banking industry.

Cash and Cash Equivalents

 For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits in other financial institutions and federal funds sold maturing in less than ninety days.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, a component of shareholders' equity. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

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

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the status of a particular loan clearly indicates earlier discontinuance is more appropriate. Past due status is based on contractual terms of the loan. All interest accrued but not collected for loans that are placed on non-accrual is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans based on historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Bank Owned Life Insurance

The Bank has purchased life insurance policies on certain key employees. These policies are recorded at their cash surrender value.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commercial letters of credit and standby letters of credit.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, which is calculated on a straight-line basis over the estimated useful lives of the assets. The cost of furniture, fixtures, equipment and vehicles is being depreciated over periods ranging from three to seven years. The cost of leasehold improvements is being amortized over the shorter of the estimated useful life of the asset or the lease period, ranging from four to ten years.

Securities Repurchase Agreements

The Company is a party to securities repurchase agreements with a commercial broker and the Federal Home Loan Bank of New York. These agreements provide for the transfer of securities under an agreement to repurchase the identical securities at a fixed price in the future. These agreements are accounted for as secured financings and are reflected as a liability on the accompanying consolidated balance sheets. The securities underlying the agreements are included in the Company's securities portfolio, although the securities underlying the agreements are delivered to a primary dealer.

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

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock option plans. Accordingly, no compensation expense is charged to earnings for options that have an exercise price at least equal to 100% of the fair market value of the stock at the date of grant. Had compensation expense for stock option awards been determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income and earnings per share would have been adjusted to the pro forma amounts indicated below:
	2004	2003	2002
	(Dollars in thousands)
Net income:
As reported	$3,539	$1,326	$867
Total stock-based employee compensation
expense determined under the fair value method
for all awards, net of related tax effects	(56)	(56)	(121)
Proforma	$3,483	$1,270	$746

Basic and diluted earnings per share:
As reported	$1.01	$0.64	$0.42
Proforma	$1.00	$0.61	$0.36

Total compensation expense would have been $56, $56 and $121 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.

Earnings Per Share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. As of December 31, 2004, 2003 and 2002, all outstanding stock options have not been considered common stock equivalents because their assumed exercise would be anti-dilutive due to the stock option price being equal to or greater than the fair value of the Company stock. Options to purchase 185,390, 186,240 and 188,000 shares of common stock at prices in excess of the fair value of the Company were outstanding at December 31, 2004, 2003 and 2002, respectively, but not included in the computation of diluted EPS.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity.

Reclassifications

Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the 2004 consolidated financial statement presentation. These reclassifications had no effect on net income.

Recent Accounting Pronouncements

During 2004, several new accounting pronouncements that impacted or may impact the Company were issued by the Securities Exchange Commission ("SEC"), the Financial Accounting Standards Board ("FASB"), and the American Institute of Certified Public Accountants ("AICPA").

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

AICPA Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"), addresses the accounting for differences between contractual cash flows and expected cash flows related to purchased debt securities and loans held for investment, if those differences are attributable, at least in part, to credit quality. The Company adopted SOP 03-3 on January 1, 2005 and no cumulative adjustments were required.

On January 17, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company formed a statutory business trust subsequent to January 31, 2003, for the sole purpose of issuing trust preferred securities as further described in Note 9 to the accompanying consolidated financial statements. FIN 46 was revised and reissued in December 2003 ("FIN 46R").

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments," which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this Bulletin, the SEC determined that the expected future cash flows related to the associated servicing of a loan should not be incorporated into the measurement of a loan commitment derivative's fair value. As a result, loan commitments should generally have a fair value of zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. This Statement had no effect on the Company's consolidated financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123(R) will be effective July 1, 2005. We estimate that the impact of adoption of SFAS No. 123(R) will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under Statement No. 123. The Company plans to adopt SFAS No. 123(R) on January 1, 2006 using the modified-prospective method.

(2.)    SECURITIES

The amortized cost, unrealized gains and losses and approximate fair value of securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. government and federal agencies:
Due from five to ten years	$15,000	$14	$-	$15,014
Due after ten years	21,979	-	(528)	21,451
Mortgage-backed securities:
Due from five to ten years	8,907	31	(10)	8,928
Due after ten years	293,120	149	(3,291)	289,978
Corporate:
Due from one to five years	2,163	7	(2)	2,168
Total securities available for sale	$341,169	$201	$(3,831)	$337,539

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities held to maturity:
Municipal bonds:
Due from one to five years	$469	$-	$(5)	$464
Due from five to ten years	3,632	-	(26)	3,606
Corporate:
Due after ten years	$3,010	$6	$(14)	$3,002
Total securities to be held to maturity	$7,111	$6	$(45)	$7,072

	December 31, 2003
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. government and federal agencies:
Due within one year	$500	$15	$-	$515
Due after ten years	16,981	-	(689)	16,292
Mortgage-backed securities	114,532	633	(742)	114,423
Other:
Due within one year	1,002	23	-	1,025
Due from one to five years	3,705	105	-	3,810
Due from five to ten years	1,168	-	-	1,168
Total securities available for sale	$137,888	$776	$(1,431)	$137,233

Securities held to maturity:
Other:
Due after ten years	$2,000	$-	$(12)	$1,988
Total securities to be held to maturity	$2,000	$-	$(12)	$1,988

At December 31, 2004 and 2003, securities with a carrying value of $177.9 and $64.0 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2004, the carrying amount of securities pledged to secure repurchase agreements was $132.8 million. There were no repurchase agreements at December 31, 2003.

For the years ended December 31, 2004, 2003 and 2002, proceeds from sales of securities available for sale totaled $117.3, $19.4 and $42.6 million, respectively. Gross realized gains amounted to $1.1 million, $599 and $928 thousand, respectively. Gross realized losses amounted to $55, $19 and $16 thousand, respectively.

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

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. These declines primarily resulted from recent increases in market interest rates. Based on evaluation of available evidence, including recent changes in market interest rates and credit rating information obtained from quality rating agencies, management believes the declines in fair value for these securities are temporary. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003.

	December 31, 2004
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities available for sale:
U.S. government and federal agencies	$7,928	$(67)	$13,523	$(461)	$21,451	$(528)
Mortgage-backed securities	239,502	(2,929)	17,189	(372)	256,691	(3,301)
Other	1,139	(2)	-	-	1,139	(2)
Total securities available for sale	$248,569	$(2,998)	$30,712	$(833)	$279,281	$(3,831)

Securities held to maturity:
Municipal bonds	$4,070	$(31)	$-	$-	$4,070	$(31)
Other	996	(14)	-	-	996	(14)
Total securities held to maturity	$5,066	$(45)	$-	$-	$5,066	$(45)
Total temporarily impaired securities	$253,635	$(3,043)	$30,712	$(833)	$284,347	$(3,876)

	December 31, 2003
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities available for sale:
U.S. government and federal agencies	$16,292	$(689)	$-	$-	$16,292	$(689)
Mortgage-backed securities	45,104	(742)	-	-	45,104	(742)
Total securities available for sale	$61,396	$(1,431)	$-	$-	$61,396	$(1,431)

Securities held to maturity:
Other	$1,988	$(12)	$-	$-	$1,988	$(12)
Total securities held to maturity	$1,988	$(12)	$-	$-	$1,988	$(12)
Total temporarily impaired securities	$63,384	$(1,443)	$-	$-	$63,384	$(1,443)

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(3.)    LOANS

Loans receivable at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
	(Dollars in thousands)
Real estate loans:
Residential	$197,477	$170,830
Home equity	27,678	19,924
Commercial	27,637	19,594
Construction	5,776	1,459
Commercial and industrial loans	12,236	11,379
Consumer loans	19,677	1,200
	290,481	224,386
Allowance for loan losses	(2,097)	(1,807)
Deferred loan costs, net	4,260	3,373
	$292,644	$225,952

Activity in the allowance for loan losses is summarized as follows:
	2004	2003	2002
	(Dollars in thousands)
Balance, beginning of year	$1,807	$1,377	$925
Loans charged-off	(13)	(10)	(20)
Recoveries of loans previously charged-off	2	-	1
Provision charged to expense	301	440	471
Balance, end of year	$2,097	$1,807	$1,377

Nonaccrual loans for which interest has been reversed totaled approximately $459, $287 and $821 thousand at December 31, 2004, 2003 and 2002, respectively. Foregone interest income that would have been recorded under the original terms of such loans totaled $20, $7 and $39 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004 and 2003, accruing loans delinquent 90 days or more totaled $144 and $48 thousand, respectively. Additionally, as of the dates indicated, there were no loans categorized as impaired.

(4.)    PREMISES AND EQUIPMENT, NET

Premises and equipment at December 31, 2004 and 2003 are summarized as follows:
	2004	2003
	(Dollars in thousands)
Land	$2,534	$1,823
Buildings and improvements	9,080	3,778
Construction in-process	76	383
Furniture, fixtures and equipment	3,551	2,222
Leasehold improvements	637	631
Vehicles	62	-
	15,940	8,837
Less accumulated depreciation	1,655	1,071
	$14,285	$7,766

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Depreciation expense was $584, $427 and $277 thousand for the years ended December 31, 2004, 2003 and 2002, respectively. Construction in-process consists primarily of the construction of a new full-service branch in Amherst, New York, with an anticipated completion date in Fall 2005. As of December 31, 2003, construction in-process consisted primarily of the construction of the Town of Tonawanda Branch that opened for business in May 2004.

At December 31, 2004, the Company was obligated under four operating leases for office space in Buffalo, West Seneca, Kenmore and North Tonawanda, New York through October 2009, June 2010, November 2007 and November 2008, respectively. The West Seneca lease contains a cancellation clause, exercisable by the Bank after five years in consideration of a termination fee of either $75 or $100 thousand, based on branch deposits at that time. The North Tonawanda lease contains a cancellation clause with no termination fee, exercisable by the Bank at the end of the sixth month, contingent upon certain contractual items. Net rent expense under these operating leases, included in occupancy, equipment and furnishings expense, was $173, $166 and $153 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 2004 are as follows:

Years Ending	Noncancelable	Cancelable
December 31,	Amount	Amount	Total
	(Dollars in thousands)
2005	$142	$50	$192
2006	105	100	205
2007	103	100	203
2008	84	100	184
2009	45	100	145
2010 and thereafter	-	50	50
	$479	$500	$979

(5.)    DEPOSITS

A summary of the carrying value of deposits, rates and maturities of certificates of deposits at December 31, 2004 and 2003 are as follows:

	2004		2003
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest-bearing checking	$19,761	-%	$13,010	-%
Interest-bearing checking	40,749	1.84%	14,270	0.78%
Savings	308,165	2.37%	248,958	1.95%
Total core deposits	368,675	2.18%	276,238	1.80%

Certificates of deposit, due:
Within one year	78,225	2.13%	51,823	1.32%
One to two years	35,573	3.24%	8,102	3.00%
Two to three years	31,790	3.86%	13,133	3.90%
Three to five years	15,798	3.86%	11,306	3.88%
Thereafter	39	3.20%	38	3.20%
Total certificates of deposits	161,425	2.89%	84,402	2.22%
Total deposits	$530,100	2.40%	$360,640	1.90%

The aggregate amount of certificates of deposit in denominations of $100,000 or more at December 31, 2004 and 2003 was $78.1 and $56.5 million, respectively.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Interest expense by deposit type for the years ended December 31, 2004, 2003, and 2002 is summarized as follows:
	2004	2003	2002
	(Dollars in thousands)
Interest-bearing checking	$245	$101	$87
Savings	5,278	4,440	2,168
Certificates of deposit	3,169	1,590	2,421
Total interest expense on deposits	$8,692	$6,131	$4,676

(6.)    SHORT-TERM BORROWINGS

At December 31, 2004, short-term borrowings consisted of $30 thousand of Treasury Tax and Loan deposits through the Bank's Federal Reserve Bank account. At December 31, 2003, short-term borrowings consisted of a three-day advance due the Federal Home Loan Bank totaling $1.3 million with interest at 1.27% and $108 thousand of Treasury Tax and Loan deposits through the Bank's Federal Reserve Bank account. Interest expense on short-term borrowings amounted to $11, $48 and $16 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.

(7.)    SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

We sold, under agreement to repurchase, securities of the U.S. government and its agencies and other approved securities, to a commercial broker and the Federal Home Loan Bank of New York. The Company invested the proceeds in agency and mortgage-backed securities. The amounts outstanding under these repurchase agreements were $119.0 million at December 31, 2004. There were no amounts outstanding prior to 2004. A summary of the amounts, weighted average rates and remaining maturities of repurchase agreements at December 31, 2004 follows:

	2004
	Amount	Rate
	(Dollars in thousands)
Repurchase agreements, due:
Within three months	$60,000	2.26%
Three to six months	15,000	2.08%
Six months to one year	15,000	2.28%
One to two years	29,000	3.02%
Total repurchase agreements	$119,000	2.43%

Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreement to repurchase are secured by investment securities. The carrying value of these securities at December 31, 2004 was $132.8 million. Interest expense from repurchase agreements totaled $1.4 million for the year ended December 31, 2004.

(8.)    LONG-TERM DEBT

In June 2004, the Company utilized a portion of the proceeds from the issuance of trust preferred securities (see Note 9) to retire a $5.0 million note payable to Fifth Third Bank. Interest expense on the note totaled $102 and $56 thousand for the years ended December 31, 2004 and 2003, respectively.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(9.)    SUBORDINATED DEBENTURES

In June 2004, the Company formed Great Lakes Bancorp Statutory Trust I (the "Trust") for the sole purpose of issuing trust preferred securities. The Company accounts for the Trust in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" and, as such, the Trust is not consolidated. The Company's $372 thousand investment in the common equity of the Trust is included in the consolidated balance sheets as other assets and $12.4 million of subordinated debentures. Interest expense paid to the Trust is included in the consolidated statements of income as expense and amounted to $304 thousand for the year ended December 31, 2004. The Company incurred costs relating to the issuance of the debentures totaling $130 thousand. These costs, which are included in other assets on the balance sheet, were deferred and are being amortized to interest expense using the straight-line method over a twenty-five year period.

On June 17, 2004, the Company, through the Trust, issued 12,000 floating rate pooled trust preferred securities with a liquidation preference of $1,000 per security. The trust preferred securities represent an interest in the related subordinated debentures of the Company, which were purchased by the Trust and have substantially the same payment terms as these trust preferred securities. The subordinated debentures are the only assets of the Trust and interest payments from the debentures finance the distributions paid on the trust preferred securities. Distributions on the debentures are payable quarterly at a variable interest rate, reset quarterly, equal to 3-month LIBOR plus 2.70% (5.20% at December 31, 2004).

The trust preferred securities are subject to mandatory redemption at the liquidation preference, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption. The subordinated debentures are redeemable prior to the maturity date of June 17, 2034, at the option of the Company on or after June 17, 2009, in whole at any time or in part from time to time. The subordinated debentures are also redeemable at any time, in whole, but not in part, upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

A portion of the proceeds from the issuance of the trust preferred securities were used by the Company to retire long-term debt (see Note 8). The remaining proceeds were used to increase the capital of the Bank and for general corporate purposes.

(10.)    INCOME TAXES

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at

December 31, 2004 and 2003 are as follows:

	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Net unrealized loss on securities available for sale	$1,414	$255
Allowance for loan losses	707	621
Tax loss carryforwards	-	1,123
Tax credit carryovers	-	244
Other	38	28
Total deferred tax assets	2,159	2,271

Deferred tax liabilities:
Deferred loan origination costs	(1,123)	(1,335)
Depreciation	(712)	(417)
Other	(86)	-
Total deferred tax liabilities	(1,921)	(1,752)
Net deferred tax asset	$238	$519

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

Income tax expense differed from the statutory federal income tax rate as follows:

	2004	2003	2002
	(Dollars in thousands)
Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Federal rehabilitation investment credit	(4.8)	-	(19.4)
State taxes, net of federal tax benefit	2.4	8.5	(16.0)
Other, net	1.4	1.0	8.1
	33.0%	43.5%	6.7%

The income tax provision for the years ended December 31, 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002
	(Dollars in thousands)
Current tax expense (benefit):
Federal	$218	$-	$-
State	88	(24)	-
Total current tax expense (benefit)	306	(24)	-

Deferred tax expense (benefit):
Federal	1,332	719	287
State	108	326	(225)
Net deferred tax expense	1,440	1,045	62
Total income tax expense	$1,746	$1,021	$62

Realization of deferred tax assets is dependent upon the generation of future taxable income. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers projected future taxable income over the periods in which temporary differences comprising the deferred tax assets will be deductible. Based on its assessment of current and projected operating activity and profitability, management determined that no valuation allowance is necessary at December 31, 2004 and 2003.

(11.)    OTHER COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive (loss) income included in shareholders' equity at December 31, 2004 and 2003 are as follows:
	2004	2003

Net unrealized losses on securities available for sale	$(3,630)	$(655)
Tax effect	1,414	255
Accumulated other comprehensive loss	$(2,216)	$(400)

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

The components of other comprehensive (loss) income and related tax effects are as follows:
	2004	2003	2002

Unrealized holding (losses) gains on securities available for sale	$(1,978)	$(839)	$1,442
Reclassification adjustment for gains realized in income	(997)	(580)	(911)
Net unrealized (losses) gains	(2,975)	(1,419)	531
Tax effect	1,159	553	(208)
Net of tax amount	$(1,816)	$(866)	$323

(12.)    COMMITMENTS AND CONTINGENCIES

The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:
	Contract Amount
	2004	2003
	(Dollars in thousands)
Commitments to grant loans	$11,649	$11,788
Unfunded commitments under lines of credit	32,092	21,810
Standby letters of credit	633	695

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

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized, most are adjustable, usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support private borrowing arrangements and have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments. At December 31, 2004 and 2003 such collateral amounted to $633 and $695 thousand, respectively.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(13.)    REGULATORY CAPITAL REQUIREMENTS

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

As of December 31, 2004, the most recent notification from the regulatory agencies categorized the Company and the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed either the Company's or the Bank's category.

The Company's and the Bank's actual capital amounts and ratios as of December 31, 2004 and 2003 are presented in the following tables:

					Minimum To Be
					Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2004:
Total risk-based capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	$52,893	16.0%	$26,513	8.0%	N/A	N/A
Greater Buffalo Savings Bank	52,423	15.8	26,527	8.0	$33,158	10.0%

Tier 1 capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	50,796	15.3	13,254	4.0	N/A	N/A
Greater Buffalo Savings Bank	50,326	15.2	13,270	4.0	19,905	6.0

Tier 1 capital (to average assets):
Great Lakes Bancorp, Inc.	50,796	7.5	27,273	4.0	N/A	N/A
Greater Buffalo Savings Bank	50,326	7.4	27,277	4.0	34,096	5.0

December 31, 2003:
Total risk-based capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	$20,053	10.4%	$15,425	8.0%	N/A	N/A
Greater Buffalo Savings Bank	25,050	13.0	15,439	8.0	$19,299	10.0%

Tier 1 capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	18,246	9.5	7,683	4.0	N/A	N/A
Greater Buffalo Savings Bank	23,243	12.0	7,722	4.0	11,583	6.0

Tier 1 capital (to average assets):
Great Lakes Bancorp, Inc.	18,246	5.1	14,311	4.0	N/A	N/A
Greater Buffalo Savings Bank	23,243	6.4	14,459	4.0	18,074	5.0

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(14.)    EMPLOYEE BENEFIT PLANS

During 2000, the Bank adopted a defined contribution plan covering substantially all employees. The plan provides for a salary deferral arrangement, pursuant to section 401(k) of the Internal Revenue Code as contributions to a savings plan. The plan provides for an annual contribution by the Bank of 3% of an employee's total salary, and one-half dollar for every dollar an employee contributes to the plan, up to an additional 6% of total salary. The amounts charged to expense related to the plan were $153, $109 and $67 thousand during the years ended December 31, 2004, 2003 and 2002, respectively.

(15.)    STOCK OPTION PLANS

Options are available for issuance under the Company's 2000 and 2002 Stock Option Plans. Under these plans, the Company may grant non-qualified stock options to directors and founders at an exercise price equal to 100% of market price as determined by the Board of Directors, and incentive stock options to officers and other key employees at an exercise price not less that 100% of market price as determined by the Board of Directors. Generally, the options granted to founders and directors of the Company vest immediately. Options granted to officers and employees vest over a five-year period. All options expire ten years from the date of grant. The 2000 and 2002 Stock Option Plans authorize the grant of options for up to 180,000 and 200,000 shares of the Company's common stock, respectively.

In estimating the fair value of the granted stock options, the Company used the minimum value method. The weighted-average fair value per option of options granted during 2002 was determined to be $3.11, assuming a risk-free interest rate of 4.0% and 5.09%, respectively, and a zero dividend rate. No options were granted in 2003 or 2004.

The following table summarizes the plan's activity for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	186,240	$10.00	188,000	$10.00	144,950	$10.00
Granted	-	10.00	-	10.00	49,050	10.00
Forfeited	(850)	10.00	(1,760)	10.00	(6,000)	10.00
Outstanding at end of year	185,390	10.00	186,240	10.00	188,000	10.00

Options exercisable at year end	155,070	10.00	136,880	10.00	111,840	10.00
Weighted-average fair value of options granted
during the year		$-		$-		$3.11

Options outstanding at December 31, 2004 had a weighted average remaining life of 6.09 years compared to 7.07 and 8.07 years at December 31, 2003 and 2002, respectively.

(16.)    RELATED PARTY TRANSACTIONS

At December 31, 2004 and 2003, loans receivable from executive officers, directors and principal shareholders totaled $2.1 million and $935 thousand, respectively. Corresponding interest income on these loans amounted to $77 and $48 thousand, respectively. During 2004, total principal additions were approximately $5.3 million and total principal payments were approximately $4.1 million.

At December 31, 2004, approximately $21.3 million or 4.0% of total deposits were from executive officers, directors and principal shareholders. At December 31, 2003, approximately $15.5 million or 4.3% of total deposits were from executive officers, directors and principal shareholders. Interest paid on related party deposits totaled $299 and $369 thousand for the years ended December 31, 2004 and 2003, respectively.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(17.)    RESTRICTIONS ON DIVIDENDS

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

(18.)    FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented at December 31, 2004 and 2003 may not necessarily represent the underlying fair value of the Company.

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$9,061	$9,061	$4,945	$4,945
Interest-bearing deposits in other financial institutions	20,920	20,920	4,258	4,258
Securities available for sale	337,539	337,539	137,233	137,233
Securities held to maturity	7,111	7,072	2,000	1,988
Federal Home Loan Bank stock	3,950	3,950	1,581	1,581
Loans, net of allowance for loan losses	292,644	294,711	225,952	229,361
Bank owned life insurance	12,066	12,066	-	-
Accrued interest receivable	2,589	2,589	1,482	1,482
Financial liabilities:
Deposits	530,100	530,205	360,640	360,856
Securities sold under agreement to repurchase	119,000	118,725	-	-
Short-term borrowings	30	30	1,359	1,359
Subordinated debentures	12,372	12,522	-	-
Long-term debt	-	-	5,000	5,371
Accrued interest payable	816	816	46	46

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, FHLB Stock and Interest Receivable. The carrying amount approximates fair value.

Securities. Fair values are based on quoted market prices. The carrying amount of accrued interest receivable approximates its fair value.

Loans. The fair value of fixed-rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The carrying amount of accrued interest approximates its fair value.

Bank Owned Life Insurance. Fair value of bank owned life insurance is equal to the cash surrender value of the underlying life insurance policies.

Deposits. The fair values for demand and NOW, money market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The estimated fair value of the Bank's certificates of deposits approximated $161.5 and $84.6 million at December 31, 2004 and 2003, respectively.

Short-term Borrowings and Accrued Interest Payable. The carrying of amount short-term borrowings maturing within ninety days approximates fair value. The carrying amount of accrued interest payable approximates its fair value.

Repurchase Agreements and Long-term Debt. The fair value of is estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Subordinated Debentures. The trust preferred securities issued in conjunction with the related subordinated debentures of the Company have substantially the same payment terms and characteristics as the subordinated debentures. Fair value for the subordinated debentures is estimated based upon quoted market prices of similar trust preferred securities.

Off-balance Sheet Credit-related Instruments. Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

(19.)    CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

CONDENSED BALANCE SHEETS

	December 31,
	2004	2003
	(Dollars in thousands)
ASSETS
Noninterest-bearing deposit in subsidiary bank	$76	$3
Investment in equity of subsidiaries	48,118	23,010
Other assets	856	116
Total assets	$49,050	$23,129

Liabilities and Shareholders' Equity
Subordinated debentures	$12,372	$-
Long-term debt	-	5,000
Other liabilities	90	66
Total liabilities	12,462	5,066
Shareholders' equity	36,588	18,063
Total liabilities and shareholders' equity	$49,050	$23,129

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
	2004	2003
	(Dollars in thousands)
INCOME:
Dividends from subsidiary	$500	$131
Other income	9	-
	509	131
EXPENSES:
Interest expense	405	56
Other expenses	134	71
	539	127

(Loss) income before income taxes and equity in earnings of subsidiary	(30)	4
Applicable income tax benefit	(223)	(49)
	193	53
Equity in earnings of subsidiary	3,346	1,018
Net income	$3,539	$1,071

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,539	$1,071
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income tax benefit	-	(49)
Equity in earnings of subsidiary	(3,346)	(1,018)
Increase in other assets	(368)	(67)
Increase in other liabilities	24	66
Net cash (used in) provided by operating activities	(151)	3

Cash flows from investing activities:
Investment in subsidiaries	(23,950)	(5,000)
Net cash used in investing activities	(23,950)	(5,000)

Cash flows from financing activities:
Issuance of trust preferred securities	12,372	-
Proceeds from issuance of long-term debt	-	5,000
Repayment of long-term debt	(5,000)	-
Net proceeds from sale of common stock	16,802	-
Net cash provided by financing activities	24,174	5,000
Net increase in cash	73	3
Cash, beginning of year	3	-
Cash, end of year	$76	$3

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

(20.)    QUARTERLY DATA (UNAUDITED)

	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Interest and dividend income	$7,365	$6,360	$4,978	$4,628	$4,139	$3,581	$3,204	$2,880
Interest expense	(3,935)	(2,924)	(1,804)	(1,832)	(1,689)	(1,572)	(1,600)	(1,374)

Net interest income	3,430	3,436	3,174	2,796	2,450	2,009	1,604	1,506
Provision for loan losses	90	117	163	(69)	190	97	80	73

Net interest income, after provision
for loan losses	3,340	3,319	3,011	2,865	2,260	1,912	1,524	1,433
Noninterest income	448	930	192	363	290	324	541	129

Noninterest expenses	(2,463)	(2,352)	(2,194)	(2,174)	(1,738)	(1,648)	(1,340)	(1,340)

Income before income taxes	1,325	1,897	1,009	1,054	812	588	725	222

Income tax provision	(247)	(721)	(383)	(395)	(437)	(214)	(283)	(87)

Net income	$1,078	$1,176	$626	$659	$375	$374	$442	$135

Earnings per common share (1):
Basic and diluted	$0.27	$0.30	$0.16	$0.30	$0.19	$0.18	$0.21	$0.06

(1) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per common share may not equal the total for the year.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE

On May 25, 2004, Great Lakes Bancorp, Inc. filed a Current Report on Form 8-K regarding a change in the Company's independent registered public accountant. The Company decided to engage KPMG LLP as its principal accountants for the fiscal year ending December 31, 2004 and chose not to renew the engagement of Freed Maxick & Battaglia, CPAs, PC ("FMB"), which was currently serving as the Company's independent auditors. The decision to change accountants was recommended by the Audit Committee and approved by the Board of Directors.

In connection with the audits of the two fiscal years ended December 31, 2003 and 2002, and the subsequent review of the period ended March 31, 2004, there were no disagreements with FMB through the date of their dismissal, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement, if not resolved to FMB's satisfaction, would have caused FMB to make reference in connection with their opinion of the subject matter of the disagreement.

The audit reports of FMB on the consolidated financial statements of Great Lakes Bancorp, Inc. and subsidiary as of the for the years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Directors and executive officers and their ages as of December 31, 2004 are as follows:
Name	Age	Position (1)

Barry M. Snyder (2)	60	Chairman of the Board of Directors
William A. Evans (3)	64	Vice Chairman of the Board of Directors
Andrew W. Dorn, Jr. (2)	54	President, Chief Executive Officer, Treasurer and Director
Louis Sidoni (2)	72	Executive Vice President, Secretary and Director
Kim S. Destro	47	Executive Vice President and Chief Financial Officer
Paul W. Bergman	51	Executive Vice President and Chief Lending Officer
Marylou Borowiak	45	Executive Vice President and Chief Banking Officer
Harold Davis	60	Executive Vice President and Chief Information Officer
Frederick A. Wolf (3)	62	Assistant Secretary and Director
Carolyn B. Frank (2)	45	Director
Fred J. Hanania (4)	71	Director
Luiz F. Kahl (4)	68	Director
Gerard T. Mazurkiewicz (4)	57	Director
Acea M. Mosey-Pawlowski (3)	37	Director
Dennis M. Penman (3)	55	Director
James A. Smith (4)	55	Director
Louis J. Thomas (3)	62	Director
David L. Ulrich (4)	56	Director

(1)

With the exception of Mr. Mazurkiewicz, who was appointed in June 2003, all of the Company's directors have also been directors of Greater Buffalo Savings Bank since its inception in 1999. The board of directors is divided into three classes, with one class elected each year at our annual meeting of stockholders to serve for a term of three years and until their successors are duly elected and qualified.

(2)	Class A Director with a term expiring in 2006.

(3)	Class B Director with a term expiring in 2007.

(4)	Class C Director with a term expiring in 2005.

Barry M. Snyder has served as the Chairman of the Board of Directors since the Company's formation in 2003. He has also been a director of the Bank since its inception in 1999 and has served as the Bank's Chairman of the Board of Directors since August 2001. He is the Chairman and Chief Executive Officer of Tuxedo Junction, a chain of formal wear rental stores, and the Chairman of the Board of Great Skate Hockey Supply Company, a distributor of hockey equipment in the United States. Mr. Snyder is a graduate of the State University of New York at Buffalo.

William A. Evans has been a director since the Company's formation in 2003 and a director of the Bank since its inception in 1999 and serves as our Vice Chairman of the Board of Directors. Since the sale of his business in 1995, Mr. Evans has been engaged in the management of Evans Enterprises, a private investment company. Mr. Evans is a graduate of the United States Military Academy at West Point and the University of Florida School of Law.

Andrew W. Dorn, Jr. has served as President and Chief Executive Officer and as a director since the Company's formation in 2003 and has served as a director of the Bank since it began operations in 1999. From 1995 to 1998, he served in the same capacity for Jamestown Savings Bank. Mr. Dorn is a graduate of the State University of New York at Buffalo and earned a masters degree in Business Administration from Canisius College.

Louis Sidoni has been an Executive Vice President, Secretary and a director since the Company's formation in 2003 and has been an Executive Vice President, Secretary and a director of the Bank since its inception in 1999. From 1995 until June 1998, he served as an Executive Vice President and Chief Operating Officer of Jamestown Savings Bank. Mr. Sidoni is a graduate of the University of Buffalo.

Kim S. Destro is an Executive Vice President and Chief Financial Officer and has been with the Bank since its inception in November 1999. From January 1997 until November 1999, she served as Vice President and Controller for Jamestown Savings Bank. Ms. Destro received a Bachelors of Science - Accounting degree from the State University of New York at Fredonia, and is a certified public accountant.

Paul W. Bergman is an Executive Vice President and Chief Credit Officer and has been with the Bank since its inception in November 1999. Prior to 1997, he was a Senior Vice President of Key Corp. Mr. Bergman is a graduate of Canisius College.

Marylou Borowiak is an Executive Vice President and Chief Banking Officer and has been with the Bank since October 2000. From 1993 until August 2000, she served as a regional Vice President for First Niagara Bank. Ms. Borowiak is a graduate of the State University of New York at Buffalo.

Harold Davis is an Executive Vice President and Chief Information Officer and has been with the Bank since its inception in November 1999. From 1993 until January 1999, he served in a similar capacity for First Niagara Bank. Mr. Davis is a graduate of the State University of New York at Buffalo.

Frederick A. Wolf has been a director and has served as Assistant Secretary since the Company's formation in 2003 and has served as a director and as Assistant Secretary of the Bank since its inception in 1999. Since January 2000, Mr. Wolf has been County Attorney for the County of Erie, New York. Prior thereto, Mr. Wolf was engaged in the private practice of law in Buffalo, New York for approximately 32 years. Mr. Wolf is a graduate of the University of Buffalo and the State University of New York at Buffalo School of Law.

Carolyn B. Frank has served as a director since the Company's formation in 2003 and has served as a director of the Bank since its inception in 1999. Since January 2004, Mrs. Frank has been the Vice President of Network Performance Support for Excellus Health Plan, Inc. From May 2002 until January 2004, she was an independent consultant to the health care industry. Previously, she was associated with Kaleida Health Systems serving, at various times, as Chief Financial Officer, Chief Executive Officer and President. Mrs. Frank is a graduate of Canisius College.

Fred J. Hanania has been a director since the Company's formation in 2003 and a director of the Bank since its inception in 1999. From 1969 until his withdrawal from day to day management in 1989, he was the President of BWC Transportation, a cartage, leasing and transportation company. Since 1989, he has been engaged in real estate development and management. Mr. Hanania attended the University of Buffalo.

Luiz F. Kahl has been a director since the Company's formation in 2003 and a director of the Bank since its inception in 1999. Since 1995, he has been a principal in, and the President of, Vector Group, LLC, a private investment company. Prior thereto, Mr. Kahl was President of Carborundum Company, a manufacturer of high technology ceramic materials and ceramic fibers. Mr. Kahl received a B.S. in Engineering from the University of Rio de Janeiro and an M.S.M.E. degree from the University of Houston.

Gerard T. Mazurkiewicz was appointed a director in June 2003. Since January 2004, he has been a tax director at Dopkins & Company, LLP, a Buffalo, New York based accounting firm. He was employed in the Buffalo office of KPMG LLP since 1969, was elected into the partnership in 1980 and was appointed Partner in Charge of the Upstate New York/Albany tax practice in 1996, serving in that capacity until his retirement from KPMG in January 2002. Mr. Mazurkiewicz is a graduate of the State University of New York at Buffalo and is a certified public accountant.

Acea M. Mosey-Pawlowski has been a director since the Company's formation in 2003 and a director of the Bank since its inception in 1999. Since 1995, she has been engaged in the private practice of law in Buffalo, New York and has served as in-house counsel to Allied Publishing Service, a national wholesaler of magazines. Since May 2004, Ms. Mosey-Pawlowski served as a Commissioner of the Erie County, New York Water Authority and as of January 2005, as the Public Administrator for the Erie County, New York Surrogate Court. She is a graduate of Canisius College and the Thomas Cooley School of Law.

Dennis M. Penman has been a director since the Company's formation in 2003 and a director of the Bank since its inception in 1999. He has been an Executive Vice President and Chief Operating Officer of M. J. Peterson Real Estate Corporation, a real estate brokerage and development company, since 1980. Mr. Penman is a graduate of the State University of New York at Buffalo and the Institute of Real Estate Management.

James A. Smith has been a director since the Company's formation in 2003 and a director of the Bank since its inception in 1999. He has been a practicing orthopedic surgeon since 1974. Dr. Smith is a graduate of Georgetown University and the State University of New York at Buffalo School of Medicine.

Louis J. Thomas has been a director since the Company's formation in 2003 and a director of the Bank since its inception in 1999. Since 1970, he has served in various capacities with the United Steelworkers Union, and currently serves as Director of District 4, covering the Northeastern United States and the Commonwealth of Puerto Rico until his retirement in May 2004. Mr. Thomas attended East Stroudsburg State College and served on the faculty of Syracuse University.

David L. Ulrich has been a director since the Company's formation in 2003 and a director of the Bank since its inception in 1999. Since 1984, he has been the owner and President of Ulrich & Company, a full service insurance agency, until its sale in 2004. In addition, since 1992, he has been the owner and President of Ulrich Development Company, LLC, a real estate development company. Mr. Ulrich is a graduate of Ball State University and The Home Insurance Company School of Insurance.

ITEM 10.     EXECUTIVE COMPENSATION

Compensation of Directors

During 2004, unsalaried members of the board of directors received annual compensation of $4,500 for attendance at all board and committee Meetings. Unsalaried members of the Executive Committee received an additional stipend in the amount of $2,700. Total director's fees during 2004 amounted to $70,200.

Compensation of Executive Officers

The following table sets forth the cash compensation as well as certain other compensation paid during the years ended December 31, 2004, 2003 and 2002 for our executive officers. None of our other executive officers except for Mr. Dorn received annual compensation in excess of $100,000 in 2003 and 2002. The amounts shown include compensation for services in all compensation capacities.

					Long Term
	Annual Compensation				Compensation Awards
				Other	Securities
Name and Principal	Fiscal			Annual	Underlying	All Other
Position	Year	Salary	Bonus	Compensation	Options/SARs(2)	Compensation
Andrew W. Dorn, Jr.,	2004	$180,671	$27,000	-	-	$11,095 (1)
President, Chief Executive	2003	140,000	21,000	-	-	8,345 (1)
Officer and Treasurer	2002	120,000	-	-	12,000	7,200 (1)

Paul W. Bergman, Executive	2004	107,621	15,000	-	-	7,354 (1)
Vice President and Chief	2003	-	-	-	-	-
Credit Officer	2002	-	-	-	-	-

Kim S. Destro, Executive	2004	90,692	13,500	-	-	6,280 (1)
Vice President and Chief	2003	-	-	-	-	-
Financial Officer	2002	-	-	-	-	-

(1)	Consists of employer contributions and matching contributions made by the Bank for the benefit of executive officers pursuant to its 401(k) Plan.

(2)	Consists of grants to executive officers under the Company's 2000 and 2002 Stock Option Plans.

Employee Plans

2000 Stock Option Plan. In October 1999, the Greater Buffalo Savings Bank 2000 Stock Option Plan, or the 2000 Stock Option Plan, was adopted by Greater Buffalo Savings Bank and subsequently approved by shareholders and the New York State Superintendent of Banks. In connection with Great Lakes Bancorp, Inc.'s formation as a holding company for Greater Buffalo Savings Bank, this plan was assumed by the Company. 180,000 shares of the Company's common stock have been reserved for issuance under the 2000 Option Plan. Pursuant to this plan, non-qualified stock options may be granted to directors and founders and incentive stock options may be granted to employees, including officers. In each instance, the exercise price for the options shall not be less than the greater of (i) the fair market value of the Company's common stock on the date of grant as determined by the board of directors or (ii) $10. Generally, options granted to directors and founders vest immediately and options granted to employees vest over a five year period at the rate of 20% per year beginning one year from the date of grant. All options granted under the 2000 Option Plan expire ten years from the date of grant. In 2004, no options were granted under the 2000 Option Plan.

2002 Stock Option Plan. In February 2002, the Greater Buffalo Savings Bank 2002 Stock Option Plan, or the 2002 Stock Option Plan, was adopted by Greater Buffalo Savings Bank and subsequently approved by its stockholders and the New York State Superintendent of Banks. In connection with Great Lakes Bancorp, Inc.'s formation as a holding company for Greater Buffalo Savings Bank, this plan was assumed by the Company. 200,000 shares of the Company's common stock have been reserved for issuance under the 2002 Stock Option Plan. Pursuant to this plan, non-qualified stock options may be granted to directors and founders and incentive stock options may be granted to employees, including officers. In each instance, the exercise price of the options shall not be less than the greater of (i) the fair market value of our common stock on the date of grant as determined by Board of Directors or (ii) $10. Generally, options granted to directors vest immediately and options granted to employees vest over a five year period at the rate of 20% per year beginning one year from the date of grant. All options granted under the 2002 Option Plan expire ten years from the date of grant. In 2004, no options were granted under the 2002 Option Plan.

401(k) Plan. Greater Buffalo Savings Bank maintains a 401(k) retirement savings plan, which covers substantially all of its employees, including executive officers, who have completed at least 365 days of service. The Bank contributes an annual amount equal to 3% of each participant's base salary. Eligible participants may also contribute up to 100% of their annual compensation (15% for highly compensated employees), subject to an annual limitation as adjusted by the provisions of the Internal Revenue Code of 1986, as amended, or the Code. Participant contributions are matched by the Bank in an amount equal to 50% of the participant's contributions. Matching contributions are limited to an additional 3% of the participant's base salary and vest at the rate of 20% per year.

Employee Stock Purchase Plan. In June 2004, the Company's Board of Directors approved the adoption of an employee stock purchase plan. The plan was established to allow the Company to offer shares to its employees and directors when shares are offered to its existing shareholders, however, the board may elect not to make the shares available, regardless of any stock offering made or scheduled to be made to existing shareholders. In September 2004, the Company completed the sale of common stock through the employee stock purchase plan. A total of 63,904 shares of $.001 par value common stock were sold at the offering price to existing shareholders of $9.00 per share, providing $575 thousand in additional capital, net of $5 thousand for stock offering costs.

Options Granted in Last Fiscal Year

There were no stock options granted in 2004.

Aggregate Options Exercised in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information with respect to executive officers named in the compensation table set forth above concerning the exercise of options during 2004 and unexercised options held at the end of 2004.

Name and Principal Position	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End Exercisable Unexercisable		Value of Unexercised in-the-Money Options At Fiscal Year End (1) Exercisable Unexercisable
Andrew W. Dorn, Jr., President, Chief Executive Officer and Treasurer	0	$ 0	28,800	11,200	$ 0	$ 0
Paul W. Bergman, Executive Vice President and Chief Credit Officer	0	$ 0	3,920	2,080	$ 0	$ 0
Kim S. Destro, Executive Vice President and Chief Financial Officer	0	$ 0	3,620	2,380	$ 0	$ 0

Equity Compensation Plan Information

The following table provides information about common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans as of December 31, 2004, including the 2000 Stock Option Plan and the 2002 Stock Option Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	185,390	$10	194,610

Equity compensation plans not approved by security holders	-	-	-

Total	185,390	$10	194,610

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The non-employee members of the Executive Committee currently serve as the Compensation Committee. This committee makes recommendations to the board of directors with respect to the compensation of executive officers and reviews all employment policies and benefit programs.

The Compensation Committee has adopted a compensation strategy for the Chief Executive Officer that utilizes reasonable salaries and places heavy emphasis on incentive compensation such as cash bonuses and stock options in order to reward contributions to our long-term success. In 2004, the Chief Executive Officer's salary was increased by $40 thousand to $180 thousand and a bonus of $27 thousand was awarded at year end. The Company anticipates the base salaries of executive officers will continue to be determined by the growth and profitability of the Bank and will also be determined by competitive, market-based pay practices, performance evaluations and expected future contributions. Base salaries will most likely be targeted at the median level of salaries at comparable banks for executives with similar experience, but will also take into account unique responsibilities and performance.

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
                                                                            David L. Ulrich
                                                                            Frederick A. Wolf
                                                                            Carolyn B. Frank

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                     RELATED SHAREHOLDER MATTERS

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information as of December 31, 2004 regarding the beneficial ownership of common stock by: (i) each person or entity that is known to own beneficially more than 5% of the Company's common stock, (ii) by each director; (iii) by each executive officer and (iv) by all executive officers and directors as a group.
	Number of	Percentage
Directors, Officers and 5% Shareholders	Shares (1)	Of Class

Barry M. Snyder (2) (3)	517,624	12.59
William A. Evans (2) (4)	261,200	6.35
Andrew W. Dorn, Jr. (2) (5)	55,400	1.35
Louis Sidoni (2) (6)	47,800	1.16
Kim S. Destro (2) (7)	9,620	*
Paul W. Bergman (2) (8)	11,420	*
Marylou Borowiak (2) (9)	14,820	*
Harold Davis (2) (10)	5,920	*
Frederick A. Wolf (2) (11)	61,500	1.50
Carolyn B. Frank (2) (12)	15,200	*
Fred J. Hanania (2) (13)	103,200	2.51
Luiz F. Kahl (2) (14)	44,200	1.08
Gerard T. Mazurkiewicz (2)	3,000	*
Acea M. Mosey-Pawlowski (2) (15)	120,220	2.92
Dennis M. Penman (2) (16)	8,200	*
James A. Smith (2) (17)	163,200	3.97
Louis J. Thomas (2) (18)	13,145	*
David L. Ulrich (2) (19)	214,400	5.22
All Directors and Executive Officers as a group (18 persons) (20)	1,670,069	40.63
Jeremy M. Jacobs	213,630	5.20
* Less than 1%.

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

(4)

Includes (i) 34,000 shares held by Evelyn M. Davis Trust of which Mr. Evans is the Trustee and has sole voting and investment power, (ii) 11,000 shares held by Mr. Evans' spouse and (iii) 12,000 shares of common stock issuable under options granted to Mr. Evans under the 2000 Stock Option Plan and 1,200 shares of common stock issuable under options granted to Mr. Evans under the 2002 Stock Option Plan which are exercisable within 60 days.

(5)

Includes (i) 3,000 shares held in an IRA for the benefit of Mr. Dorn, (ii) 500 shares of common stock owned directly by Mr. Dorn's spouse, as to which Mr. Dorn disclaims beneficial ownership and (iii) 28,800 shares of common stock issuable under options granted to Mr. Dorn under the 2000 Stock Option Plan which are exercisable within 60 days. Excludes 11,200 shares of common stock issuable under options granted to Mr. Dorn under the 2000 Stock Option Plan which are not exercisable within 60 days.

(6)

Includes (i) 10,000 shares of common stock owned by D. A. Ross Irrevocable Trust of which Mr. Sidoni is co-Trustee and shares voting and investment power and (ii) 20,200 shares of common stock issuable under options granted to Mr. Sidoni under the 2000 Stock Option Plan which are exercisable within 60 days. Excludes 4,800 shares of common stock issuable under options granted to Mr. Sidoni under the 2000 Stock Option Plan which are not exercisable within 60 days.

(7)

Includes (i) 3,740 shares held in an IRA for the benefit of Ms. Destro and (ii) 3,620 shares of common stock issuable under options granted to Ms. Destro under the 2000 Stock Option Plan which are exercisable within 60 days. Excludes 2,380 shares of common stock issuable under options granted to Ms. Destro under the 2000 Stock Option Plan which are not exercisable within 60 days.

(8)

Includes (i) 6,000 shares held in an IRA for the benefit of Mr. Bergman and (ii) 3,920 shares of common stock issuable under options granted to Mr. Bergman under the 2000 Stock Option Plan which are exercisable within 60 days. Excludes 2,080 shares of common stock issuable under options granted to Mr. Bergman under the 2000 Stock Option Plan which are not exercisable within 60 days.

(9)

Includes (i) 3,600 shares held in an IRA for the benefit of Ms. Borowiak and (ii) 2,420 shares of common stock issuable under options granted to Ms. Borowiak under the 2000 Stock Option Plan which are exercisable within 60 days. Excludes 2,580 shares of common stock issuable under options granted to Ms. Borowiak under the 2000 Stock Option Plan which are not exercisable within 60 days.

(10)

Includes (i) 1,700 shares held in an IRA for the benefit of Mr. Davis and (ii) 4,220 shares of common stock issuable under options granted to Mr. Davis under the 2000 Stock Option Plan which are exercisable within 60 days. Excludes 1,780 shares of common stock issuable under options granted to Mr. Davis under the 2000 Stock Option Plan which are not exercisable within 60 days.

(11)

Includes (i) 25,800 shares held in an IRA for the benefit of Mr. Wolf and (ii) 500 shares of common stock held by Mr. Wolf's spouse, (iii) 9,000 shares of common stock issuable under options granted to Mr. Wolf under the 2000 Stock Option Plan and (iv) 1,200 shares of common stock issuable under options granted to Mr. Wolf under the 2002 Stock Option Plan which are exercisable within 60 days.

(12)

Includes (i) 1,000 shares held by two trusts for the benefit of Mrs. Frank's children of which Mrs. Frank is co-Trustee and shares voting and investment power and (ii) 2,000 shares of common stock issuable under options granted to Mrs. Frank under the 2000 Stock Option Plan and 1,200 shares of common stock issuable under options granted to Mrs. Frank under the 2002 Stock Option Plan which are exercisable within 60 days.

(13)

Includes 2,000 shares of common stock issuable under options granted to Mr. Hanania under the 2000 Stock Option Plan and 1,200 shares of common stock issuable under options granted to Mr. Hanania under the 2002 Stock Option Plan which are exercisable within 60 days.

(14)

Includes (i) 21,000 shares held in an IRA for the benefit of Mr. Kahl and (ii) 2,000 shares of common stock issuable under options granted to Mr. Kahl under the 2000 Stock Option Plan and 1,200 shares of common stock issuable under options granted to Mr. Kahl under the 2002 Stock Option Plan which are exercisable within 60 days.

(15)

Includes (i) 68,687 shares held by a limited partnership of which a trust for the benefit of Ms. Mosey-Pawlowski is one of four beneficial owners and as to which (a) Ms. Mosey-Pawlowski has sole voting and investment power and (b) disclaims beneficial interest except to the extent of her pecuniary interest, (ii) 33,333 shares held by a trust for the benefit of Ms. Mosey-Pawlowski and her three siblings as to which (a) Ms. Mosey-Pawlowski is the Trustee and has sole voting and investment power and (b) disclaims beneficial interest except to the extent of her pecuniary interest, (iii) 2,000 shares of common stock issuable under options granted to Ms. Mosey-Pawlowski under the 2000 Stock Option Plan and (iv) 1,200 shares of common stock issuable under options granted to Ms. Mosey-Pawlowski under the 2002 Stock Option Plan which are exercisable within 60 days.

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

(20)

Includes an aggregate of 115,380 shares of common stock issuable under options granted to executive officers and directors under the 2000 Stock Option Plan and the 2002 Stock Option Plan which are exercisable within 60 days. Excludes an aggregate of 24,820 shares of common stock issuable under options granted to executive officers and directors under the 2000 Stock Option Plan and the 2002 Stock Option Plan which are not exercisable within 60 days.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

Directors and executive officers are customers of the Bank, have had transactions with the Bank in the past and are expected to have transactions with the Bank in the future. Any outstanding transactions made to any directors and executive officers were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time of the transaction for comparable transactions with employees, and did not involve more than normal risk of collection or contain other unfavorable terms.

ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K

    (a)    Financial Statements:

            Reference is made to the Index to Consolidated Financial Statements of Great Lakes Bancorp, Inc. under Item 7 in Part II of this Form 10-KSB.

    (b)    Exhibits:

            The following exhibits are filed as part of this report:

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Reorganization, dated as of February 10, 2003, between the Registrant and Greater Buffalo Savings Bank (incorporated by reference to Annex A to the Registrant's Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Annex C to the Registrant's Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

3.2	Bylaws of the Registrant (incorporated by reference to Annex D to the Registrant's Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

10.1	Greater Buffalo Savings Bank 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

#10.2	Greater Buffalo Savings Bank 2002 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

#10.3	Greater Buffalo Savings Bank 401(k) Retirement Savings Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

Exhibit
Number	Exhibit

10.4	Cartel Network Agreement dated May 14, 1999 by and between Integrated Delivery Technologies, Inc. and Greater Buffalo Savings Bank (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

10.5	Back Office Services Agreement dated May 11, 1999 between Affiliated Computer Services, Inc. New York and Greater Buffalo Savings Bank (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

10.6	Services Agreement between BISYS, Inc. and Greater Buffalo Savings Bank (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

#10.7	Great Lakes Bancorp., Inc. Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement No. 333-116753 on Form S-8 dated June 22, 2004).

10.8	Services Agreement between BISYS Information Solutions L.P. and Greater Buffalo Savings Bank (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 2, 2004).

10.9	Addendum to Services Agreement No. 1922 dated as of July 1, 2004 between BISYS Information Solutions L.P. and Greater Buffalo Savings Bank (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 2, 2004).

*21.1	Subsidiaries of the Registrant.

*23.2	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith # Indicates management contract or compensatory plan, contract or arrangement

(c)	The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

	(1)	On October 28, 2004, the Bank entered into a services agreement with BISYS Information Solutions, LP to provide data processing services for an initial period of sixty-five months.

	(2)	On November 10, 2004, the Company issued a report to shareholders announcing the results for the quarter ended September 30, 2004.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by KPMG LLP for professional services rendered for the audit of the Company's annual financial statements and the review of the Company's financial statements included in the Company's quarterly reports on Form 10-QSB were $70 thousand for the fiscal year ended December 31, 2004. There were no fees billed by KPMG LLP for professional services rendered for the fiscal year ended December 31, 2003.

The aggregate fees billed by Freed Maxick & Battaglia, CPAs, PC for professional services rendered for the audit of the Company's 2003 annual financial statements and review of the Company's financial statements included in the Company's quarterly reports on Form 10-QSB and services associated with SEC registration statements and other SEC filings were approximately $5 and $64 thousand for the fiscal years ended December 31, 2004 and 2003, respectively.

Audit-Related Fees

KPMG LLP did not render any audit-related services during the fiscal years ended December 31, 2004 or 2003, other than the services described above. Freed Maxick & Battaglia, CPAs, PC did not render any audit-related services during the fiscal years ended December 31, 2004 or 2003, other than the services described above.

Tax Fees

The aggregate fees billed by KPMG LLP for tax compliance, tax advice or tax planning during the fiscal year ended December 31, 2004 were $8 thousand. There were no fees billed by KPMG LLP for tax compliance, tax advice or tax planning during the fiscal year ended December 31, 2003.

Freed Maxick & Battaglia, CPAs, PC did not render any services during the fiscal years ended December 31, 2004 or 2003 that consisted of tax compliance, tax advice or tax planning. However, for the years ended December 31, 2004 and 2003, the Company utilized RSM McGladrey, a firm affiliated with Freed Maxick & Battaglia, CPAs, PC, for tax related matters. These services consisted of federal and state tax returns preparation, compliance and planning advice, as well as cost segregation studies. The aggregate fees billed by RSM McGladrey for these services approximated $15 and $28 thousand for the fiscal years ended December 31, 2004 and 2003, respectively.

All Other Fees

KPMG LLP did not render any services during the fiscal years ended December 31, 2004 or 2003, other than the services described above. Freed Maxick & Battaglia, CPAs, PC did not render any services during the fiscal years ended December 31, 2004 or 2003, other than the services described above.

Audit Committee Administration of the Engagement

Audit Committee approved all services provided by KPMG LLP and Freed Maxick & Battaglia, CPAs, PC during 2004 and 2003 prior to those services being performed. The Company's independent registered public accountants met regularly with the Audit Committee to review the status of any work in process, completed engagements and to discuss both the merits and costs associated with future services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES BANCORP, INC.

/s/ Andrew W. Dorn, Jr.	, March 31, 2005
Andrew W. Dorn, Jr.
President & Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kim S. Destro	, March 31, 2005
Kim S. Destro
Executive Vice President & Chief Financial Officer
(Principal Financial & Accounting Officer)

A majority of the Board of Directors

/s/ Andrew W. Dorn, Jr.	, March 31, 2005
Andrew W. Dorn, Jr.

/s/ Louis Sidoni	, March 31, 2005
Louis Sidoni

/s/ William A. Evans	, March 31, 2005
William A. Evans, Esq.

, March 31, 2005
Carolyn B. Frank

, March 31, 2005
Fred J. Hanania

, March 31, 2005
Luiz F. Kahl

/s/ Gerard T. Mazurkiewicz	, March 31, 2005
Gerard T. Mazurkiewicz

/s/ Acea M. Mosey-Pawlowski	, March 31, 2005
Acea M. Mosey-Pawlowski, Esq.

/s/ Dennis M. Penman	, March 31, 2005
Dennis M. Penman

/s/ James A. Smith	, March 31, 2005
James A. Smith, M.D.

/s/ Barry M. Snyder	, March 31, 2005
Barry M. Snyder

, March 31, 2005
Louis J. Thomas

, March 31, 2005
David L. Ulrich

/s/ Frederick A. Wolf	, March 31, 2005
Frederick A. Wolf, Esq.