Form 10KSB/A
GREAT LAKES BANCORP INC
filed 2005-04-15
CIK 1217730

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

Form 10-KSB/A (Amendment No. 1)

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

TABLE OF CONTENTS

		PAGE

Part III

Item 11.	Security Ownership of Certain Beneficial Owners and Management
	and Related Shareholder Matters	2

Item 13.	Exhibits, Lists and Reports on Form 8-K	4

	Signatures

EXPLANATORY NOTE

        The Registrant is amending its Annual Report on Form 10-KSB for the year ended December 31, 2004 to correct information previously reported in the Beneficial Ownership Table contained in Item 11. This Amendment No. 1 on Form 10-KSB/A does not reflect events occurring after the date of filing of the original Annual Report on Form 10-KSB and does not amend or update the other disclosures contained therein.

Part III

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
	Number of	Percentage
Directors, Officers and 5% Shareholders	Shares (1)	Of Class

Barry M. Snyder (2) (3)	517,624	13.08
William A. Evans (2) (4)	261,200	6.58
Andrew W. Dorn, Jr. (2) (5)	55,400	1.39
Louis Sidoni (2) (6)	47,800	1.20
Kim S. Destro (2) (7)	9,620	*
Paul W. Bergman (2) (8)	11,420	*
Marylou Borowiak (2) (9)	14,820	*
Harold Davis (2) (10)	5,920	*
Frederick A. Wolf (2) (11)	61,500	1.55
Carolyn B. Frank (2) (12)	15,200	*
Fred J. Hanania (2) (13)	103,200	2.61
Luiz F. Kahl (2) (14)	44,200	1.12
Gerard T. Mazurkiewicz (2)	3,000	*
Acea M. Mosey-Pawlowski (2) (15)	120,220	3.04
Dennis M. Penman (2) (16)	8,200	*
James A. Smith (2) (17)	163,200	4.12
Louis J. Thomas (2) (18)	13,145	*
David L. Ulrich (2) (19)	214,400	5.42
All Directors and Executive Officers as a group (18 persons) (20)	1,670,069	41.02
Jeremy M. Jacobs	213,630	5.40

* Less	than 1%.
(1)	Rounded to the nearest whole share. Unless otherwise indicated in the footnotes, each of the shareholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by such shareholder, except to the extent that authority is shared by spouses under applicable law.

(2)	The business address of each of the executive officers and directors is 2421 Main Street, Buffalo, New York 14214.

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

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(c)     Exhibits:

        The following exhibits are filed as part of this report:

Exhibit Number	Exhibit

2.1	Agreement and Plan of Reorganization, dated as of February 10, 2003, between the Registrant and Greater Buffalo Savings Bank (incorporated by reference to Annex A to the Registrant's
Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Annex C to the
Registrant's Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

3.2	Bylaws of the Registrant (incorporated by reference to Annex D to the Registrant's Registration
Statement No. 333-103211 on Form S-4 dated February 14, 2003).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's
Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

10.1	Greater Buffalo Savings Bank 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

#10.2	Greater Buffalo Savings Bank 2002 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

#10.3	Greater Buffalo Savings Bank 401(k) Retirement Savings Plan (incorporated by reference to
Exhibit 10.3 to the Registrant's Registration Statement No. 333-103211 on Form S-4 dated
February 14, 2003).

Exhibit Number	Exhibit

10.4	Cartel Network Agreement dated May 14, 1999 by and between Integrated Delivery Technologies,
Inc. and Greater Buffalo Savings Bank (incorporated by reference to Exhibit 10.4 to the
Registrant's Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

10.5	Back Office Services Agreement dated May 11, 1999 between Affiliated Computer Services, Inc.
New York and Greater Buffalo Savings Bank (incorporated by reference to Exhibit 10.5 to the
Registrant's Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

10.6	Services Agreement between BISYS, Inc. and Greater Buffalo Savings Bank (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement No. 333-103211 on Form S-4
dated February 14, 2003).

#10.7	Great Lakes Bancorp., Inc. Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the
Registrant's Registration Statement No. 333-116753 on Form S-8 dated June 22, 2004).

10.8	Services Agreement between BISYS Information Solutions L.P. and Greater Buffalo Savings Bank
(incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated
November 2, 2004).

10.9	Addendum to Services Agreement No. 1922 dated as of July 1, 2004 between BISYS Information
Solutions L.P. and Greater Buffalo Savings Bank (incorporated by reference to Exhibit 10.2 to the
Registrant's Current Report on Form 8-K dated November 2, 2004).

21.1	Subsidiaries of the Registrant.

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act of 1934, as amended.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act of 1934, as amended.

*32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________
* Filed herewith
# Indicates management contract or compensatory plan, contract or arrangement

(d)     The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

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

GREAT LAKES BANCORP, INC.

/s/ Andrew W. Dorn, Jr.	April 15, 2005
Andrew W. Dorn, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kim S. Destro	April 15, 2005
Kim S. Destro
Executive Vice President & Chief Financial Officer
(Principal Financial & Accounting Officer)

A majority of the Board of Directors

/s/ Andrew W. Dorn, Jr.	April 15, 2005
Andrew W. Dorn, Jr.

/s/ Louis Sidoni	April 15, 2005
Louis Sidoni

/s/ William A. Evans	April 15, 2005
William A. Evans, Esq.

April 15, 2005
Carolyn B. Frank

April 15, 2005
Fred J. Hanania

April 15, 2005
Luiz F. Kahl

/s/ Gerard T. Mazurkiewicz	April 15, 2005
Gerard T. Mazurkiewicz

/s/ Acea M. Mosey-Pawlowski	April 15, 2005
Acea M. Mosey-Pawlowski, Esq.

/s/ Dennis M. Penman	April 15, 2005
Dennis M. Penman

/s/ James A. Smith	April 15, 2005
James A. Smith, M.D.

/s/ Barry M. Snyder	April 15, 2005
Barry M. Snyder

April 15, 2005
Louis J. Thomas

April 15, 2005
David L. Ulrich

/s/ Frederick A. Wolf	April 15, 2005
Frederick A. Wolf, Esq.