Form 10QSB
period 2005-05-11
GREAT LAKES BANCORP INC
filed 2005-05-11
CIK 1217730

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY OR TRANSITIONAL REPORT UNDER
SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY OR TRANSITIONAL REPORT

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2005

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

Common Stock - voting, par value $.001 per share	3,955,565 shares
(Title of Class)	Outstanding at May 11, 2005

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Form 10-QSB
For the Quarterly Period Ended March 31, 2005

TABLE OF CONTENTS
		PAGE
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets (Unaudited) -
	at March 31, 2005 and December 31, 2004	3

	Consolidated Statements of Income (Unaudited) -
	Three months ended March 31, 2005 and 2004	4

	Consolidated Statements of Changes in Shareholders' Equity (Unaudited) -
	Three months ended March 31, 2005 and 2004	5

	Consolidated Statements of Cash Flows (Unaudited) -
	Three months ended March 31, 2005 and 2004	6

	Notes to Consolidated Financial Statements (Unaudited)	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	9

ITEM 3.	CONTROLS AND PROCEDURES	16

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	17

ITEM 6.	EXHIBITS	17

	SIGNATURES	17

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)
 (In thousands, except per share data)

	March 31,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents:
Cash and due from banks	$11,306	$9,061
Interest-bearing deposits in other financial institutions	10,602	20,920
Total cash and cash equivalents	21,908	29,981
Securities available for sale, at fair value	364,046	337,539
Securities held to maturity, at amortized cost (fair value of $15,641 and $7,072 at
March 31, 2005 and December 31, 2004, respectively)	16,044	7,111
Federal Home Loan Bank stock, at cost	3,950	3,950
Loans, net of allowance for loan losses of $2,374 and $2,097, respectively	310,856	292,644
Premises and equipment, net	14,630	14,285
Accrued interest receivable	2,660	2,589
Bank owned life insurance, cash surrender value	12,190	12,066
Deferred tax asset, net	1,278	238
Other assets	1,140	1,064
TOTAL ASSETS	$748,702	$701,467

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$20,306	$19,761
Interest-bearing	568,387	510,339
Total deposits	588,693	530,100
Short-term borrowings	275	30
Securities sold under agreement to repurchase	109,000	119,000
Subordinated debentures	12,372	12,372
Accrued expenses and other liabilities	2,983	3,377
TOTAL LIABILITIES	713,323	664,879

Shareholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, none issued	-	-
Common stock - voting, $0.001 par value, 16,000,000 shares authorized, 3,955,565
shares issued and outstanding	4	4
Additional paid-in capital	35,422	35,422
Retained earnings	3,799	3,378
Accumulated other comprehensive loss, net	(3,846)	(2,216)
TOTAL SHAREHOLDERS' EQUITY	35,379	36,588
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$748,702	$701,467

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
 (In thousands, except per share data)

	Three months ended March 31,
	2005	2004
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$3,970	$3,168
Interest on securities:
Taxable	3,671	1,480
Tax-exempt	73	-
Total interest on securities	3,744	1,480
FHLB stock	39	6
Other interest income	116	8
TOTAL INTEREST AND DIVIDEND INCOME	7,869	4,662
INTEREST EXPENSE:
Deposits	3,330	1,779
Short-term borrowings	23	2
Securities sold under agreement to repurchase	710	-
Long-term debt	-	51
Subordinated debentures	165	-
TOTAL INTEREST EXPENSE	4,228	1,832
NET INTEREST INCOME	3,641	2,830
PROVISION FOR LOAN LOSSES	304	(69)
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,337	2,899
NONINTEREST INCOME:
Gain on sale of securities, net	119	184
Service charges on deposit accounts	98	88
Earnings on bank owned life insurance	124	-
Other operating income	73	38
TOTAL NONINTEREST INCOME	414	310
NONINTEREST EXPENSES:
Salaries and employee benefits	1,651	1,064
Occupancy, equipment and furnishings	569	302
Data processing and operations	216	186
Advertising	183	131
Professional services	111	85
Printing, postage and supplies	94	91
Other operating expenses	387	296
TOTAL NONINTEREST EXPENSES	3,211	2,155
INCOME BEFORE INCOME TAXES	540	1,054
INCOME TAX PROVISION	119	395
NET INCOME	$421	$659
EARNINGS PER SHARE - BASIC AND DILUTED	$0.11	$0.30
Weighted average number of common shares outstanding - basic and diluted	3,955,565	2,194,521

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity (Unaudited)
Three months ended March 31, 2005 and 2004
 (In thousands, except per share data)

				Retained	Accumulated
	Common	Common	Additional	Earnings	Other		Total
	Stock -	Stock -	Paid-in	(Accumulated	Comprehensive	Subscriptions	Shareholders'
	Voting	Non-voting	Capital	Deficit)	Income (Loss)	Receivable	Equity
Balance at December 31, 2003	$2	$ -*	$18,622	$(161)	$(400)	$-	$18,063
Issuance of 1,207,150 shares of Common Stock - Voting	1	-	10,863	-	-	-	10,864
Subscriptions receivable for 607,141 shares of Common
Stock - Voting	1	-	5,463	-	-	(5,464)	-
Payment of underwriting costs	-	-	(60)	-	-	-	(60)
Comprehensive income:
Net income	-	-	-	659	-	-	659
Change in net unrealized gain on securities available
for sale, net of tax and reclassification adjustment	-	-	-	-	508	-	508
Total comprehensive income							1,167
Balance at March 31, 2004	$4	$ -*	$34,888	$498	$108	$(5,464)	$30,034

Balance at December 31, 2004	$4	$-	$35,422	$3,378	$(2,216)	$-	$36,588
Comprehensive income:
Net income	-	-	-	421	-	-	421
Change in net unrealized loss on securities available
for sale, net of tax and reclassification adjustment	-	-	-	-	(1,630)	-	(1,630)
Total comprehensive loss	-	-	-	-	-	-	(1,209)
Balance at March 31, 2005	$4	$-	$35,422	$3,799	$(3,846)	$-	$35,379

* Amount shown as $0 due to rounding.

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
 (In thousands, except per share data)

	Three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$421	$659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	218	127
Net amortization of premiums and discounts on securities	544	122
Net amortization of deferred loan fees and costs	224	171
Deferred income tax expense	-	409
Net realized gains on sales of securities	(119)	(184)
Provision for loan losses	304	(69)
(Increase) decrease in accrued interest receivable	(71)	39
Increase in cash surrender value of life insurance	(124)	-
(Increase) decrease in other and deferred tax assets	(143)	168
Increase (decrease) in accrued expenses and other liabilities	(394)	147
Net cash provided by operating activities	860	1,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(61,671)	(25,864)
Purchases of securities held to maturity	(8,933)	(1,011)
Proceeds from sales of securities available for sale	13,438	15,249
Proceeds from principal payments, maturities and calls on securities	18,631	5,906
Net increase in loans receivable	(18,740)	(22,946)
Purchase of premises and equipment	(496)	(532)
Net cash used in investing activities	(57,771)	(29,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	58,593	16,861
Net increase (decrease) in short-term borrowings	245	(874)
Proceeds from securities sold under agreement to repurchase	139,000	-
Repayment of securities sold under agreement to repurchase	(149,000)	-
Proceeds from stock offering	-	10,864
Payment of stock offering costs	-	(60)
Net cash provided by financing activities	48,838	26,791
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,073)	(818)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$29,981	$9,203
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,908	$8,385
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,903	$1,684
Cash paid for income taxes	$365	$-

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)

(1.)     BASIS OF PRESENTATION

The accompanying March 31, 2005 consolidated financial statements include the accounts of Great Lakes Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Greater Buffalo Savings Bank (the "Bank") after elimination of all material intercompany accounts and transactions. These consolidated statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 (unaudited) are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Certain amounts in the consolidated financial statements for the three-month period ended March 31, 2004 have been reclassified to conform to the consolidated financial statement presentation for the three-month period ended March 31, 2005.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2004 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

Had the Company determined compensation expense related to stock option grants based on the fair value method under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below. These amounts may not be representative of the effects on reported net income for future years due to changes in market conditions and the number of options outstanding:

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
Net income:
As reported	$421	$659
Total stock-based employee compensation expense determined under the fair
value method for all awards, net of related tax effects	(13)	(14)
Proforma	$408	$645
Basic and diluted earnings per share:
As reported	$0.11	$0.30
Proforma	$0.10	$0.29

No compensation expense was recorded in the three-month periods ended March 31, 2005 or 2004 for stock options granted to employees, officers or directors.

(3.)     EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the Company is required to report basic and diluted earnings per share. Basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding during the periods presented. As of March 31, 2005 and March 31, 2004, all outstanding stock options have not been considered common stock equivalents because their assumed exercise would be anti-dilutive due to the stock option exercise price being equal to or greater than the fair value of the Company stock. Options to purchase 185,390 and 186,240 shares of common stock at prices in excess of the fair value of the Company were outstanding at March 31, 2005 and 2004, respectively, but not included in the computation of diluted EPS.

(4.)     SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Total securities sold under agreement to repurchase were $109.0 and $119.0 million at March 31, 2005 and December 31, 2004, respectively. Proceeds from repurchase agreements were $139.0 million with repayments of $149.0 million. The following is a summary of the amounts, weighted average rates and remaining maturities of repurchase agreements at the dates indicated:
	Repurchase Agreements
	March 31,		December 31,
	2005		2004

	Amount	Rate	Amount	Rate

Repurchase agreements, due:	(Dollars in thousands)

Within three months	$40,000	2.75%	$60,000	2.26%
Three to six months	15,000	2.28	15,000	2.08
Six months to one year	-	-	15,000	2.28
One to two years	29,000	3.02	29,000	3.02
Over two years (1)	25,000	2.64	-	-
Total repurchase agreements	$109,000	2.73%	$119,000	2.43%

(1) Adjustable rate agreement which reprices quarterly. Rate shown is based upon index at date of sale.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion highlights the significant factors affecting Great Lakes Bancorp, Inc.'s (the "Company") and its wholly owned subsidiary, Greater Buffalo Savings Bank's (the "Bank") consolidated financial condition as of March 31, 2005 and the consolidated results of operations for the three months ended March 31, 2005 compared to the same period in 2004. The discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere within this report.

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

Overview of Operations

Total assets increased $47.2 million or 6.7%, to $748.7 million at March 31, 2005 from $701.5 million at December 31, 2004. This increase was primarily attributed to the continued growth of the investment and loan portfolios, partially offset by a decrease in cash and cash equivalents. Growth in total assets was funded by new deposit accounts, partially offset by repayments of borrowings.

The Company's net income was $421 thousand for the quarter ended March 31, 2005 (the "2005 first quarter"), compared to $659 thousand for the quarter ended March 31, 2004 (the "2004 first quarter"). Earnings per share for the 2005 and 2004 first quarters was $0.11 and $0.30, respectively. Total interest and noninterest income increased 66.6% from $5.0 million during the three months ended March 31, 2004 to $8.3 million during the three months ended March 31, 2005. Interest expense, noninterest expense and the provision for loan losses increased 96.0% from $3.9 million to $7.7 million during the same periods as the Bank continues to expand its infrastructure and branch network.

Discussion of Financial Condition Changes from December 31, 2004 to March 31, 2005

Cash and Cash Equivalents

Cash and cash equivalents decreased from $30.0 million at December 31, 2004 to $21.9 million at March 31, 2005. Daily cash levels may show significant fluctuations due to a variety of operating factors. Most significantly, the timing of deposit inflows, normal inflows and outflows in transaction accounts, short-term borrowings, loan closings and securities purchases may cause short-term swings in cash balances; however management attempts to invest all excess cash in longer lived assets as quickly as possible.

Securities

Securities classified as available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns. The securities available for sale portfolio increased $26.5 million or 7.9%, from $337.5 million at December 31, 2004 to $364.0 million at March 31, 2005. Purchases and sales of available for sale securities totaled $61.7 million and $13.4 million, respectively, during the first three months of 2005. The available for sale portfolio had net unrealized losses of $6.3 million and $3.6 million at March 31, 2005 and December 31, 2004, respectively.

Securities classified as held to maturity are carried at amortized cost when the Company has the positive intent and ability to hold such securities to maturity. The securities held to maturity portfolio increased $8.9 million from $7.1 million at December 31, 2004 to $16.0 million at March 31, 2005. Purchases of held to maturity securities totaled $8.9 million during the first three months of 2005. There were no sales during this period. The held to maturity portfolio had net unrealized losses of $403 thousand and $39 thousand at March 31, 2005 and December 31, 2004, respectively. The securities held to maturity purchased during 2005 were comprised entirely of tax-exempt municipal bonds. The Company continues to grow this portion of the securities portfolio as a means of reducing its taxable income.

The following table sets forth the amortized cost and fair values of the available for sale and held to maturity portfolios at the dates indicated:
	Securities Portfolio by Type
	March 31,		December 31,
	2005		2004

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(Dollars in thousands)
Securities available for sale:
U.S. government agencies	$46,980	$46,026	$36,979	$36,465
Mortgage-backed securities	321,211	315,948	302,027	298,906
Other	2,155	2,072	2,163	2,168
Total securities available for sale	$370,346	$364,046	$341,169	$337,539

Securities held to maturity:
Municipal bonds	$13,034	$12,636	$4,101	$4,070
Other	3,010	3,005	3,010	3,002
Total securities held to maturity	$16,044	$15,641	$7,111	$7,072
	$386,390	$379,687	$348,280	$344,611

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

The fair value of temporarily impaired securities totaled $363.7 million and $284.3 million with gross unrealized losses of $6.7 million and $3.9 million at March 31, 2005 and December 31, 2004, respectively. Securities with a fair value of $47.5 million and $30.7 million with gross unrealized losses of $1.5 million and $833 thousand at March 31, 2005 and December 31, 2004, respectively, were in a continuous unrealized loss position for twelve months or longer. The unrealized losses at these dates were caused by increases in market yields subsequent to purchase. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. The Company has the ability to hold securities with unrealized losses until a market price recovery (which, for debt securities may be until maturity). As a result, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2005.

Loans

During the first three months of 2005, net loans receivable increased $18.2 million or 6.2%, from $292.6 million at December 31, 2004 to $310.9 million at March 31, 2005. The following table sets forth the composition of the Bank's loan portfolio by category of loan at the dates indicated:
	Loan Portfolio by Category
	March 31,		December 31,
	2005		2004

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Mortgage loans:
Residential	$204,349	66.1%	$197,477	68.0%
Home equity	28,294	9.2	27,678	9.5
Commercial	29,579	9.6	27,637	9.5
Construction	5,446	1.8	5,776	2.0
Total mortgage loans	267,668	86.7	258,568	89.0
Commercial loans	16,965	5.5	12,236	4.2
Consumer loans(1)	24,238	7.8	19,677	6.8
Total loans	308,871	100.0%	290,481	100.0%
Allowance for loan losses	(2,374)		(2,097)
Deferred loan origination costs, net	4,359		4,260
Total loans, net	$310,856		$292,644

(1) Secured and unsecured personal loans, loans secured by deposit accounts and automobile loans.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2005 of $2.4 million equaled 0.76% of total loans outstanding and 240.4% of non-performing loans. The allowance for loan losses at December 31, 2004 of $2.1 million equaled 0.72% of total loans outstanding and 347.8% of non-performing loans. The increase in the allowance for loan losses as a percentage of total loans is attributable to an increase in loans classified as substandard. Loans totaling $1.3 million were classified as substandard at March 31, 2005 compared to $740 thousand at December 31, 2004.

Deposits

Deposits at March 31, 2005 totaled $588.7 million, an 11.1% increase over the December 31, 2004 balance of $530.1 million. The following table sets forth the distribution of the Company's deposits by type at the dates indicated:
	Deposit Composition by Type
	March 31,		December 31,
	2005		2004

	Amount	Percent	Amount	Percent

	(Dollars in thousands)

NOW accounts	$50,295	8.6%	$40,749	7.7%
Noninterest-bearing demand accounts	20,306	3.5	19,761	3.7
Money market	44,310	7.5	8,833	1.7
Savings	284,449	48.3	299,332	56.5
Time deposits < $100,000	105,017	17.8	83,366	15.7
Time deposits of $100,000 or more	84,316	14.3	78,059	14.7

	$588,693	100.0%	$530,100	100.0%

During the first quarter of 2005, a $35.1 million deposit was received from one customer, which the Company considers to be short-term in nature. These funds were deposited in money market accounts at March 31, 2005. Time deposits totaled $189.3 million, a 17.3% increase over the December 31, 2004 balance of $161.4 million. The Bank attracted additional time deposits through competitive interest rate pricing and aggressive marketing within its market area.

Discussion of Results of Operations for the Three Months Ended March 31, 2005 and 2004

Net Interest Income

Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Net interest income is one of the major determining factors in the Bank's performance as it is the principal source of revenue and earnings. The interest income on certain investment securities is not subject to Federal income tax and has been adjusted to a "fully taxable equivalent" or FTE basis. The FTE adjustment was calculated using Great Lakes Bancorp's statutory Federal income tax rate of 34%. Adjusted interest income is as follows:
	Three months ended March 31,
	2005	2004
	(Dollars in thousands)

Interest income	$7,869	$4,662
FTE adjustment	38	-
Interest income on FTE basis	7,907	4,662
Interest expense	4,228	1,832
Net interest income on FTE basis	$3,679	$2,830

For the three month period ended March 31, 2005, net interest income on an FTE basis increased $849 thousand, or 30.0% to $3.7 million compared to $2.8 million for the three months ended March 31, 2004, primarily as a result of increases in average interest-earning assets.

The net interest spread is the difference between the average rates earned on interest-earning assets and the average rates owed on interest-bearing liabilities. The net interest margin represents net interest income divided by average earning assets. Since a portion of the Company's funding is derived from interest-free sources, primarily demand deposits, other liabilities and stockholders' equity, the effective rate paid for all funding sources is lower than the rate paid on interest-bearing liabilities alone.

The interest rate spread decreased 79 basis points to 2.07% in the first quarter of 2005 from 2.86% in the first quarter of 2004. The net interest margin was 2.17% in the first quarter of 2005, a decrease of 80 basis points from 2.97% in the first quarter of 2004.

The yield on average interest-earning assets declined 22 basis points during the first quarter of 2005, compared to the first quarter of 2004. The Bank's inability to grow its loan portfolio as rapidly as its deposit base contributed to a shift from higher yielding loans to lower yielding investments as a percentage of total interest-earning assets during the three month periods, as the Bank invested additional cash generated from new deposits in investment securities. In addition, the Bank entered into an earnings enhancement strategy in order to effectively utilize existing capital and to take advantage of the spread between the rates earned on investment securities and the rates paid for repurchase agreements. The net interest margin was also affected by the purchase of bank owned life insurance ("BOLI") during the fourth quarter of 2004. The investment in BOLI, which would have otherwise been invested in securities, is not reflected in interest-earning assets (see Noninterest Income).

The rate paid on interest-bearing liabilities increased 57 basis points during the first quarter of 2005, compared to the same period a year ago. The increase was driven by higher rates paid on savings accounts and time deposits, attributable to recent actions by the Federal Reserve Board to increase the Fed Funds rate, Bank initiatives to attract deposits and the expansion of the branch network.

For the three months ended March 31, 2005, total interest income increased by $3.2 million or 69.6% to $7.9 million compared to $4.7 million for the three months ended March 31, 2004. This increase resulted primarily from a $303.0 million, or 79.1% increase in average interest-earning assets to $686.0 million for the three months ended March 31, 2005, from $383.0 million for the three months ended March 31, 2004. The rate on average interest-earning assets decreased to 4.67% for the three months ended March 31, 2005 from 4.89% for the same period last year.

Interest income on loans receivable increased by $802 thousand to $4.0 million for the three months ended March 31, 2005 compared to $3.2 million during the same period last year. This increase resulted primarily from a $64.6 million increase in average loans outstanding to $303.8 million for the three months ended March 31, 2005 from $239.2 million for the same period last year. The rate on average loans decreased to 5.30% during the three months ended March 31, 2005 from 5.33% for the comparable period last year.

Interest income on securities increased $2.3 million, or 155.6% to $3.8 million for the three months ended March 31, 2005 from $1.5 million for the three months ended March 31, 2004. This increase resulted primarily from a $217.5 million increase in average securities to $357.5 million during the three months ended March 31, 2005 from $140.0 million for the same period last year. The rate on average securities was 4.23% for both three month periods.

Interest income on interest-bearing deposits increased $108 thousand to $116 thousand for the three months ended March 31, 2005 from $8 thousand for the three months ended March 31, 2004. This increase resulted from an $18.9 million increase in average interest-bearing deposits to $21.1 million during the three months ended March 31, 2005 from $2.2 million for the same period last year, combined with an increase in the average rate earned on these assets over the same period from 1.40% to 2.22%.

For the three months ended March 31, 2005, total interest expense increased by $2.4 million or 130.8% to $4.2 million compared to $1.8 million for the three months ended March 31, 2004. This increase resulted primarily from a $296.7 million, or 81.6% increase in average interest-bearing liabilities to $660.4 million for the three months ended March 31, 2005, from $363.7 million for the three months ended March 31, 2004. The rate paid on average interest-bearing liabilities increased to 2.60% for the three months ended March 31, 2005 from 2.03% for the same period last year.

Interest expense on deposits, the most significant portion of interest-bearing liabilities, increased by $1.5 million, or 87.2% to $3.3 million for the three months ended March 31, 2005 from $1.8 million for the comparable period last year. The average rate paid on these deposits increased to 2.53% for the three months ended March 31, 2005 from 2.00% for the three months ended March 31, 2004. The increase in the average rate during this period was primarily due to certificates of deposits repricing at higher market rates and an upward adjustment of the rates paid on savings account. Management prices its deposit liabilities based on various factors, such as the interest rate environment, market conditions and local competition.

Interest expense on borrowings, comprised of short-term and long-term borrowings, repurchase agreements and subordinated debentures, increased by $845 thousand from $53 thousand for the three months ended March 31, 2004 to $898 thousand for the comparable period last year. The rate paid on average borrowings decreased to 2.85% for the three months ended March 31, 2005 from 4.15% for the same period last year.

Noninterest Income

Noninterest income increased $104 thousand to $414 thousand for the three-month period ended March 31, 2005 compared to $310 thousand for the same period last year. The net increase was primarily the result of a decrease in gains realized from the sale of securities of $65 thousand from $184 to $119 thousand combined with an increase in the cash surrender value of bank owned life insurance of $124 thousand over the same three-month period.

Provision for Loan Losses

Provisions for losses in the portfolio are charged to earnings in an amount sufficient, in management's judgment, to cover probable losses based upon the inherent risk in the Bank's loan portfolio, current economic conditions and historical trends. The provision for loan losses was $304 thousand, an increase of $373 thousand for the three months ended March 31, 2005 compared to a credit of $69 thousand during the three months ended March 31, 2004. See Allowance for Loan Losses for further discussion.

Noninterest Expense

Noninterest expense increased $1.0 million, or 49.0% to $3.2 million for the three months ended March 31, 2005 compared to $2.2 million for the three months ended March 31, 2004, primarily due to an increase in salaries and benefits and additional depreciation expense attributed to the development of the Bank's infrastructure and branch locations. Salaries and employee benefits increased $587 thousand or 55.1% as the number of full-time equivalent employees increased from 104 to 148 at March 31, 2004 and 2005, respectively. Occupancy, equipment and furnishings expense increased 88.4% from $302 thousand to $569 thousand between the three months ended March 31, 2004 and 2005, respectively.

Provision for Income Taxes

The Company's provision for income taxes was $119 thousand for the three months ended March 31, 2005 compared to $395 thousand for the three months ended March 31, 2004. The effective tax rates for the three months ended March 31, 2005 and 2004 were 22.0% and 37.5%, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The Company's income tax provision reflects the impact of these items, which include interest income from tax-exempt securities, earnings on bank owned life insurance and the impact on taxable income of certain state tax credits.

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
	Three Months Ended March 31,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS:
Interest-bearing deposits	$21,090	$116	2.22%	$2,175	$8	1.40%
Investment securities(1)	357,488	3,782	4.23	140,002	1,480	4.23
FHLB Stock	3,671	39	4.32	1,581	6	1.51
Loans(2)	303,755	3,970	5.30	239,222	3,168	5.33
Total interest-earning assets	686,004	$7,907	4.67%	382,980	$4,662	4.89%
Noninterest-earning assets	32,910			13,174
Total assets	$718,914			$396,154

INTEREST-BEARING LIABILITIES:
Deposits:
NOW accounts	$46,395	$222	1.94%	$14,380	$27	0.76%
Savings	297,694	1,788	2.44	243,805	1,206	1.99
Money market	13,135	41	1.25	11,048	36	1.31
Certificates of deposit	175,502	1,279	2.96	89,372	510	2.30
Total deposits	532,726	3,330	2.53	358,605	1,779	2.00
Short-term borrowings	3,346	23	2.79	78	2	7.48
Repurchase agreements	111,922	710	2.57	-	-	-
Long-term borrowings	-	-	-	5,000	51	4.10
Subordinated debentures	12,372	165	5.41	-	-	-
Total interest-bearing liabilities	660,366	$4,228	2.60%	363,683	$1,832	2.03%
Noninterest-bearing liabilities	21,960			13,218
Shareholders' equity	36,588			19,253
Total liabilities and shareholders' equity	$718,914			$396,154
Net interest income (FTE)		$3,679			$2,830
Interest rate spread (FTE)			2.07%			2.86%
Net interest margin (FTE)(3)			2.17%			2.97%
Ratio of average interest-earning assets to
average interest-bearing liabilities			103.88%			105.31%

(1)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a federal tax rate of 34%. The average balance of the securities is based upon amortized historical cost.
(2)	Fees in the amount of $35 and $33 thousand are included in interest and fees on loans for the three months ended March 31, 2005 and 2004, respectively.
(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

The overall asset/liability strategy of the Bank takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Management monitors the Bank's liquidity position daily in conjunction with the Federal Reserve position monitoring. The Bank may borrow funds from the Federal Home Loan Bank of New York on a short or long-term basis. It may sell or pledge investment securities to create additional liquidity. Since its inception in November 1999, the Bank's rapidly increasing core deposit base has provided its most significant source of funds. During the first three months of 2005, the Bank's deposits increased 11.1% from $530.1 million to $588.7 million. However, short-term borrowings from the Federal Home Loan Bank have been used occasionally to offset fluctuations in deposit inflows and outflows and to manage liquidity needs at competitive rates.

The Bank is required to maintain specific amounts of capital pursuant to FDIC regulations. As of March 31, 2005, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with a total risk-based capital to risk-weighted assets ratio of 14.92%, a Tier 1 risk-based capital to risk-weighted assets ratio of 14.25% and a leverage ratio of 7.06%. These ratios greatly exceed the minimum capital ratios as required by federal and state regulations.

ITEM 3. - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO have concluded that, as of the date of this report, the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner. Management will continue to review this matter with particular emphasis on the documentation of the Company's disclosure controls and procedures.

Changes in internal control over financial reporting

There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Bank or Company is a party, or to which any of their property is subject.

ITEM 6. - EXHIBITS

    (a)    The following exhibits are filed as part of this report.

Exhibit #	Description

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES BANCORP, INC.

/s/ Andrew W. Dorn, Jr.	, May 11, 2005
Andrew W. Dorn, Jr. President & Chief Executive Officer (Principal Executive Officer)

/s/ Kim S. Destro	, May 11, 2005
Kim S. Destro Executive Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)