Form 10QSB
period 2005-08-12
GREAT LAKES BANCORP INC
filed 2005-08-12
CIK 1217730

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Common Stock, par value $.001 per share	3,955,565 shares
(Title of Class)	Outstanding at August 12, 2005

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Form 10-QSB
For the Quarterly Period Ended June 30, 2005
TABLE OF CONTENTS
		PAGE
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets (Unaudited) -
	at June 30, 2005 and December 31, 2004	3

	Consolidated Statements of Income (Unaudited) -
	Three and six months ended June 30, 2005 and 2004	4

	Consolidated Statements of Changes in Shareholders' Equity (Unaudited) -
	Six months ended June 30, 2005 and 2004	5

	Consolidated Statements of Cash Flows (Unaudited) -
	Six months ended June 30, 2005 and 2004	6

	Notes to Consolidated Financial Statements (Unaudited)	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	11

ITEM 3.	CONTROLS AND PROCEDURES	20

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	21

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21

ITEM 6.	EXHIBITS	21

	SIGNATURES	22

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)
 (In thousands, except per share data)

	June 30,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents:
Cash and due from banks	$8,065	$9,061
Interest-bearing deposits in other financial institutions	229	20,920
Total cash and cash equivalents	8,294	29,981
Securities available for sale, at fair value	321,601	337,539
Securities held to maturity, at amortized cost (fair value of $15,951 and $7,072 at
June 30, 2005 and December 31, 2004, respectively)	16,038	7,111
Federal Home Loan Bank stock, at cost	2,659	3,950
Loans, net of allowance for loan losses of $2,571 and $2,097, respectively	362,666	292,644
Premises and equipment, net	16,023	14,285
Accrued interest receivable	3,190	2,589
Bank owned life insurance, cash surrender value	12,304	12,066
Deferred tax asset, net	-	238
Other assets	2,228	1,064
TOTAL ASSETS	$745,003	$701,467

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$23,553	$19,761
Interest-bearing	567,313	510,339
Total deposits	590,866	530,100
Short-term borrowings	31,400	30
Securities sold under agreement to repurchase	69,000	119,000
Subordinated debentures	12,372	12,372
Deferred tax liability	71	-
Accrued expenses and other liabilities	3,136	3,377
TOTAL LIABILITIES	706,845	664,879

Shareholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, none issued	-	-
Common stock - voting, $0.001 par value, 16,000,000 shares authorized, 3,955,565
shares issued and outstanding	4	4
Additional paid-in capital	35,422	35,422
Retained earnings	4,264	3,378
Accumulated other comprehensive loss, net	(1,532)	(2,216)
TOTAL SHAREHOLDERS' EQUITY	38,158	36,588
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$745,003	$701,467

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
 (In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$4,446	$3,334	$8,398	$6,490
Interest on securities:
Taxable	3,818	1,628	7,490	3,101
Tax-exempt	126	8	199	15
Total interest on securities	3,944	1,636	7,689	3,116
FHLB stock	51	10	90	16
Other interest income	56	24	167	31
TOTAL INTEREST AND DIVIDEND INCOME	8,497	5,004	16,344	9,653
INTEREST EXPENSE:
Deposits	3,658	1,553	6,988	3,332
Short-term borrowings	158	8	181	10
Securities sold under agreement to repurchase	730	172	1,440	172
Long-term debt	-	51	-	102
Subordinated debentures	181	20	346	20
TOTAL INTEREST EXPENSE	4,727	1,804	8,955	3,636
NET INTEREST INCOME	3,770	3,200	7,389	6,017
PROVISION FOR LOAN LOSSES	202	163	506	94
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,568	3,037	6,883	5,923
NONINTEREST INCOME:
Gain (loss) on sale of securities, net	1	(14)	120	170
Service charges on deposit accounts	92	91	190	180
Earnings on bank owned life insurance	115	-	238	-
Other operating income	113	68	208	125
TOTAL NONINTEREST INCOME	321	145	756	475
NONINTEREST EXPENSES:
Salaries and employee benefits	1,819	1,169	3,470	2,233
Occupancy, equipment and furnishings	520	324	1,108	636
Data processing and operations	173	166	369	342
Advertising	184	130	366	260
Printing, postage and supplies	131	95	225	186
Professional services	83	76	195	161
Other operating expenses	361	213	748	517
TOTAL NONINTEREST EXPENSES	3,271	2,173	6,481	4,335
INCOME BEFORE INCOME TAXES	618	1,009	1,158	2,063
INCOME TAX PROVISION	153	383	272	778
NET INCOME	$465	$626	$886	$1,285
EARNINGS PER SHARE - BASIC AND DILUTED	$0.12	$0.16	$0.22	$0.42
Weighted average number of shares outstanding
- basic and diluted	3,955,565	3,888,991	3,955,565	3,041,756

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
Six months ended June 30, 2005 and 2004
 (In thousands, except per share data)

				Retained	Accumulated
	Common	Common	Additional	Earnings	Other		Total
	Stock -	Stock -	Paid-in	(Accumulated	Comprehensive	Subscriptions	Shareholders'
	Voting	Non-voting	Capital	Deficit)	Income (Loss)	Receivable	Equity
Balance at December 31, 2003	$2	$ -*	$18,622	$(161)	$(400)	$-	$18,063
Issuance of 1,854,675 shares of Common Stock - Voting	2	-	16,690	-	-	-	16,692
Subscriptions receivable for 13,125 shares of Common
Stock - Voting	-*	-	119	-	-	(119)	-
Payment of underwriting costs	-	-	(72)	-	-	-	(72)
Issuance of 115,750 shares of Common Stock - Voting in
exchange for 115,750 shares of Common Stock - Non-voting	-*	-*	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	1,285	-	-	1,285
Change in net unrealized gain on securities available
for sale, net of tax and reclassification adjustment	-	-	-	-	(1,347)	-	(1,347)
Total comprehensive loss							(62)
Balance at June 30, 2004	$4	$-	$35,359	$1,124	$(1,747)	$(119)	$34,621

Balance at December 31, 2004	$4	$-	$35,422	$3,378	$(2,216)	$-	$36,588
Comprehensive income:
Net income	-	-	-	886	-	-	886
Change in net unrealized loss on securities available
for sale, net of tax and reclassification adjustment	-	-	-	-	684	-	684
Total comprehensive income							1,570
Balance at June 30, 2005	$4	$-	$35,422	$4,264	$(1,532)	$-	$38,158

* Amount shown as $0 due to rounding.

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
 (In thousands, except per share data)

	Six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$886	$1,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	483	266
Net amortization of premiums and discounts on securities	1,057	402
Net amortization of deferred loan fees and costs	495	385
Deferred income tax (benefit) expense	(127)	792
Net realized gains on sales of securities	(120)	(170)
Loss on disposition of assets	(67)	-
Provision for loan losses	506	94
Increase in accrued interest receivable	(601)	(425)
Increase in cash surrender value of life insurance	(238)	-
Increase in other assets	(1,164)	(756)
(Decrease) increase in accrued expenses and other liabilities	(241)	1,000
Net cash provided by operating activities	869	2,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(63,839)	(95,859)
Purchases of securities held to maturity	(8,939)	(1,011)
Proceeds from sales of securities available for sale	42,036	17,497
Proceeds from principal payments, maturities and calls on securities	37,936	18,864
Redemption (purchase) of Federal Home Loan Bank stock	1,291	(815)
Purchase of loans	(28,378)	(976)
Net increase in loans receivable	(42,645)	(42,582)
Purchase of premises and equipment	(2,154)	(1,949)
Net cash used in investing activities	(64,692)	(106,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	60,766	33,950
Net increase (decrease) in short-term borrowings	31,370	(1,115)
Proceeds from securities sold under agreement to repurchase	139,000	50,000
Repayment of securities sold under agreement to repurchase	(189,000)	-
Proceeds from issuance of subordinated debentures, net of costs	-	12,262
Repayment of long-term debt	-	(5,000)
Proceeds from stock offering	-	16,692
Payment of stock offering costs	-	(72)
Net cash provided by financing activities	42,136	106,717
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,687)	2,759
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$29,981	$9,203
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,294	$11,962
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,638	$3,288
Cash paid for income taxes	$917	$11

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)

(1.)     BASIS OF PRESENTATION

The accompanying June 30, 2005 consolidated financial statements include the accounts of Great Lakes Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Greater Buffalo Savings Bank (the "Bank") after elimination of all material intercompany accounts and transactions. These consolidated statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Certain amounts in the consolidated financial statements for the three and six-month periods ended June 30, 2004 have been reclassified to conform to the consolidated financial statement presentation for the three and six-month periods ended June 30, 2005.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which permitted the recognition of compensation expense using the intrinsic value method. SFAS No. 123(R) will be effective July 1, 2005. We estimate that the impact of adoption of SFAS No. 123(R) will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under Statement No. 123. The Company plans to adopt SFAS No. 123(R) on January 1, 2006 using the modified-prospective method.

Had the Company determined compensation expense related to stock option grants based on the fair value method under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below. These amounts may not be representative of the effects on reported net income for future years due to changes in market conditions and the number of options outstanding:
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net income:
As reported	$465	$626	$886	$1,285
Total stock-based employee compensation
expense determined under the fair value method
for all awards, net of related tax effects	(29)	(14)	(41)	(28)
Proforma	$436	$612	$845	$1,257

Basic and diluted earnings per share:
As reported	$0.12	$0.16	$0.22	$0.42
Proforma	$0.11	$0.16	$0.21	$0.41

No compensation expense was recorded in the three or six-month periods ended June 30, 2005 or 2004 for stock options granted to employees, officers or directors.

(3.)     EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the Company is required to report basic and diluted earnings per share. Basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding during the periods presented. As of June 30, 2005 and 2004, all outstanding stock options have not been considered common stock equivalents because their assumed exercise would be anti-dilutive due to the stock option exercise price being equal to or greater than the fair value of the Company stock. Options to purchase 185,390 and 186,790 shares of common stock at prices in excess of the fair value of the Company were outstanding at June 30, 2005 and 2004, respectively, but not included in the computation of diluted EPS.

(4.)     LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table sets forth the composition of the loan portfolio by category of loan at the dates indicated:
	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Mortgage loans:
Residential	$209,535	58.3%	$197,477	68.0%
Home equity	48,645	13.5	27,678	9.5
Commercial	34,809	9.7	27,637	9.5
Construction	6,170	1.7	5,776	2.0
Total mortgage loans	299,159	83.2	258,568	89.0
Commercial loans	22,324	6.2	12,236	4.2
Consumer loans(1)	38,191	10.6	19,677	6.8
Total loans	359,674	100.0%	290,481	100.0%
Allowance for loan losses	(2,571)		(2,097)
Deferred loan origination costs, net	5,563		4,260
Total loans, net	$362,666		$292,644

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

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Non-accrual loans	$321	$459
Accruing loans contractually past due 90 days or more	-	144
Total non-performing loans	321	603

Foreclosed assets	159	56

Total non-performing assets	$480	$659

Ratios:
Non-performing loans to total net loans	0.09%	0.20%
Non-performing assets to total net loans	0.13%	0.22%

An analysis of the allowance for loan losses for the periods ended June 30, 2005 and June 30, 2004 is presented below:
	For the Six Months Ended,
	June 30,	June 30,
	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$2,097	$1,807
Loans charged-off	(40)	-
Recoveries of loans previously charged-off	8	1
Provision charged to expense	506	94
Balance, end of period	$2,571	$1,902

(5.)     DEPOSITS

A summary of the carrying value of deposits, rates and maturities of certificates of deposits at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005		December 31, 2004
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest-bearing checking	$23,553	-%	$19,761	-%
Interest-bearing checking	52,228	1.99	40,749	1.84
Savings	272,925	2.37	308,165	2.37
Total core deposits	348,706	2.15	368,675	2.18

Certificates of deposit, due:
Within one year	112,744	2.93	78,225	2.13
One to two years	67,565	4.15	35,573	3.24
Two to three years	45,481	3.96	31,790	3.86
Three to five years	16,330	3.59	15,798	3.86
Thereafter	40	3.20	39	3.20
Total certificates of deposits	242,160	3.51	161,425	2.89
Total deposits	$590,866	2.71%	$530,100	2.40%

(6.)     SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Total securities sold under agreement to repurchase were $69.0 and $119.0 million at June 30, 2005 and December 31, 2004, respectively. Proceeds from repurchase agreements were $139.0 million with repayments of $189.0 million during the six month period ended June 30, 2005. The following is a summary of the amounts, weighted average rates and remaining maturities of repurchase agreements at the dates indicated:
	June 30,		December 31,
	2005		2004

	Amount	Rate	Amount	Rate

Repurchase agreements, due:	(Dollars in thousands)

Within three months	$15,000	2.28%	$60,000	2.26%
Three to six months	-	-	15,000	2.08
Six months to one year	25,000	3.04	15,000	2.28
One to two years	4,000	2.93	29,000	3.02
Over two years (1)	25,000	3.04	-	-
Total repurchase agreements	$69,000	2.87%	$119,000	2.43%

(1) Adjustable rate agreement which reprices quarterly. Rate shown is based upon index at the end of the period.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion highlights the significant factors affecting Great Lakes Bancorp, Inc.'s (the "Company") and its wholly owned subsidiary, Greater Buffalo Savings Bank's (the "Bank") consolidated financial condition as of June 30, 2005 and the consolidated results of operations for the three and six month periods ended June 30, 2005 compared to the same periods in 2004. The discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere within this report.

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

Critical Accounting Policies
 Management is required to evaluate and disclose those accounting policies that are judged to be critical, which are those most important to the portrayal of financial condition and results of operations, and that require management's most subjective and complex judgments. Management considers the accounting policies relating to the provision for loan losses and related allowance for loan losses and the determination of the deferred tax asset or liability to be critical accounting policies.

Overview of Operations
 Total assets increased $43.5 million or 6.2%, to $745.0 million at June 30, 2005 from $701.5 million at December 31, 2004. This increase was primarily attributed to the continued growth of the loan portfolios, partially offset by decreases in cash and investment securities. Growth in total assets was funded by new deposit accounts, partially offset by repayments of borrowings.

Second Quarter Results. The Company's net income was $465 thousand for the quarter ended June 30, 2005, compared to $626 thousand for the quarter ended June 30, 2004. Earnings per share for the 2005 and 2004 second quarters was $0.12 and $0.16, respectively.

Year-to-Date Results. The Company's net income was $886 thousand for the six months ended June 30, 2005, compared to $1.3 million for the same period last year. Earnings per share for the 2005 and 2004 six month periods was $0.22 and $0.42, respectively.

Discussion of Financial Condition Changes from December 31, 2004 to June 30, 2005

Cash and Cash Equivalents
 Cash and cash equivalents decreased from $30.0 million at December 31, 2004 to $8.3 million at June 30, 2005. Daily cash levels may show significant fluctuations due to a variety of operating factors. Most significantly, the timing of deposit inflows, normal inflows and outflows in transaction accounts, short-term borrowings, loan closings and securities purchases may cause short-term swings in cash balances; however management attempts to invest all excess cash in longer lived assets as quickly as possible.

Securities
 Securities classified as available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns. The securities available for sale portfolio decreased $15.9 million or 4.7%, from $337.5 million at December 31, 2004 to $321.6 million at June 30, 2005. Purchases, sales and principal paydowns of available for sale securities totaled $63.8 million, $42.0 million and $37.9 million, respectively, during the first six months of 2005. The available for sale portfolio had net unrealized losses of $2.5 million and $3.6 million at June 30, 2005 and December 31, 2004, respectively.

Securities classified as held to maturity are carried at amortized cost when the Company has the positive intent and ability to hold such securities to maturity. The securities held to maturity portfolio increased $8.9 million from $7.1 million at December 31, 2004 to $16.0 million at June 30, 2005. Purchases of held to maturity securities totaled $8.9 million during the first six months of 2005. There were no sales during this period. The held to maturity portfolio had net unrealized losses of $87 thousand and $39 thousand at June 30, 2005 and December 31, 2004, respectively. The securities held to maturity purchased during 2005 were comprised entirely of tax-exempt municipal bonds. The Company continues to grow this portion of the securities portfolio as a means of reducing its taxable income.

The following table sets forth the amortized cost and fair values of the available for sale and held to maturity portfolios at the dates indicated:
	Securities Portfolio by Type
	June 30, 2005		December 31, 2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(Dollars in thousands)
Securities available for sale:
U.S. government agencies	$46,981	$46,745	$36,979	$36,465
Mortgage-backed securities	272,817	270,581	302,027	298,906
Municipal bonds	2,166	2,185	-	-
Other	2,146	2,090	2,163	2,168
Total securities available for sale	$324,110	$321,601	$341,169	$337,539

Securities held to maturity:
Municipal bonds	$13,028	$12,943	$4,101	$4,070
Other	3,010	3,008	3,010	3,002
Total securities held to maturity	$16,038	$15,951	$7,111	$7,072
	$340,148	$337,552	$348,280	$344,611

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

The fair value of temporarily impaired securities totaled $265.7 million and $284.3 million with gross unrealized losses of $2.9 million and $3.9 million at June 30, 2005 and December 31, 2004, respectively. Securities with a fair value of $53.2 million and $30.7 million with gross unrealized losses of $777 thousand and $833 thousand at June 30, 2005 and December 31, 2004, respectively, were in a continuous unrealized loss position for twelve months or longer. The unrealized losses at these dates were caused by increases in market yields subsequent to purchase. There were no debt securities past due or securities for which the Company currently believes it is not probable that it will collect all amounts due according to the contractual terms of the security. The Company has the ability to hold securities with unrealized losses until a market price recovery (which, for debt securities may be until maturity). As a result, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2005.

Loans
 During the first six months of 2005, net loans receivable increased $70.1 million or 23.9%, from $292.6 million at December 31, 2004 to $362.7 million at June 30, 2005. Loans totaling $28.4 million were purchased during the second quarter as the Bank continues to grow the portfolio and increase loans as a percentage of interest-earning assets.

Allowance for Loan Losses
 The allowance for loan losses at June 30, 2005 of $2.6 million equaled 0.70% of total net loans outstanding, compared to an allowance of $2.1 million at December 31, 2004, which equaled 0.71% of total net loans outstanding. Loans classified as substandard totaled $1.0 million and $740 thousand at June 30, 2005 and December 31, 2004, respectively.

Deposits
 Deposits at June 30, 2005 totaled $590.9 million, an 11.5% increase over the December 31, 2004 balance of $530.1 million. The following table sets forth the distribution of the Company's deposits by type at the dates indicated:
	Deposit Composition by Type
	June 30, 2005		December 31, 2004

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
NOW accounts	$52,228	8.8%	$40,749	7.7%
Noninterest-bearing demand accounts	23,553	4.0	19,761	3.7
Money market	10,557	1.8	8,833	1.7
Savings	262,368	44.4	299,332	56.5
Time deposits < $100,000	136,182	23.1	83,366	15.7
Time deposits of $100,000 or more	105,978	17.9	78,059	14.7
	$590,866	100.0%	$530,100	100.0%

Time deposits totaled $242.2 million, a 50.0% increase over the December 31, 2004 balance of $161.4 million. The Bank attracted additional time deposits through competitive interest rate pricing as customers were willing to invest in maturity deposits due to the rising rate environment.

Short-term Borrowings
 At June 30, 2005, short-term borrowings consisted of $400 thousand of Treasury Tax and Loan deposits, $9.0 million in overnight borrowings and $22.0 million in other short-term borrowings with the Federal Home Loan Bank, compared to $30 thousand in Treasury Tax and Loan deposits at December 31, 2004. Short-term borrowings from the Federal Home Loan Bank may occasionally be used to offset fluctuations in deposit inflows and outflows and to manage liquidity needs at competitive rates. Treasury Tax and Loan deposits can fluctuate daily and are generally short-term in nature.

Discussion of Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004

Net Interest Income

Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Net interest income is one of the major determining factors in the Company's performance as it is the principal source of revenue and earnings. The interest income on certain investment securities is not subject to Federal income tax and has been adjusted to a "fully taxable equivalent" or FTE basis. The FTE adjustment was calculated using the Company's statutory Federal income tax rate of 34%. Adjusted interest income is as follows:
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Interest income	$8,497	$5,004	$16,344	$9,653
FTE adjustment	65	4	102	8
Interest income on FTE basis	8,562	5,008	16,446	9,661
Interest expense	4,727	1,804	8,955	3,636
Net interest income on FTE basis	$3,835	$3,204	$7,491	$6,025

Average Balance Sheets with Resultant Interest and Rates

The following tables set forth information regarding the consolidated average balance sheets, along with the total dollar amounts of interest income and interest expense and the weighted-average interest rates for the periods presented. Average balances are calculated on a daily basis. Non-performing loans are included in the average balances for the periods presented. The allowance for loan losses is excluded from the average loan balances.
	For the Three Months Ended June 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Taxable securities	$353,947	$3,818	4.14%	$162,073	$1,628	4.01%
Tax-exempt securities(1)	14,716	191	5.18	500	12	9.25
Total securities(2)	368,663	4,009	4.35	162,573	1,640	4.04
Short-term investments	8,274	56	2.72	10,058	10	0.94
FHLB Stock	3,149	51	6.53	2,387	24	1.64
Loans(3)	330,055	4,446	5.40	259,317	3,334	5.16
Total interest-earning assets	710,141	$8,562	4.84%	434,335	$5,008	4.62%
Allowance for loan losses	(2,471)			(1,791)
Noninterest-earning assets	37,685			14,697
Total assets	$745,355			$447,241
Liabilities and shareholders' equity:
Deposits:
NOW accounts	$50,138	$246	1.97%	$16,905	$33	0.79%
Savings	271,800	1,657	2.44	227,495	868	1.53
Money market	16,531	51	1.24	10,790	35	1.30
Certificates of deposit	215,812	1,704	3.17	106,262	617	2.33
Total interest-bearing deposits	554,281	3,658	2.65	361,452	1,553	1.72
Short-term borrowings	19,567	158	3.24	2,897	8	1.14
Repurchase agreements	98,670	730	2.97	27,281	172	2.53
Long-term borrowings	-	-	-	4,450	51	4.58
Subordinated debentures	12,372	181	5.89	1,360	20	5.93
Total interest-bearing liabilities	684,890	$4,727	2.77%	397,440	$1,804	1.82%
Noninterest-bearing deposits	19,406			13,443
Other liabilities	4,279			1,961
Realized shareholders' equity	39,319			35,505
Other comprehensive loss	(2,539)			(1,108)
Total liabilities and shareholders' equity	$745,355			$447,241
Net interest income (FTE)		$3,835			$3,204
Interest rate spread (FTE)			2.07%			2.80%
Net interest margin (FTE)			2.17%			2.96%
Ratio of average interest-earning assets to
average interest-bearing liabilities			103.69%			109.28%

    (1) The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a federal tax rate of 34%.
    (2) The average balance of the securities is based upon amortized historical cost.
    (3) Fees in the amount of $32 and $26 thousand are included in interest and fees on loans for the three months ended June 30, 2005 and 2004, respectively.

	For the Six Months Ended June 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Taxable securities	$351,426	$7,490	4.13%	$150,787	$3,101	4.10%
Tax-exempt securities(1)	11,680	301	5.16	500	23	9.23
Total securities(2)	363,106	7,791	4.29	151,287	3,124	4.13
Short-term investments	14,461	167	2.33	6,117	31	1.02
FHLB Stock	3,409	90	5.34	1,984	16	1.58
Loans(3)	316,978	8,398	5.34	249,270	6,490	5.22
Total interest-earning assets	697,954	$16,446	4.75%	408,658	$9,661	4.74%
Allowance for loan losses	(2,313)			(1,840)
Noninterest-earning assets	36,567			14,877
Total assets	$732,208			$421,695

Liabilities and shareholders' equity:
Deposits:
NOW accounts	$48,277	$469	1.96%	$15,643	$60	0.78%
Savings	284,676	3,445	2.44	235,650	2,073	1.76
Money market	14,842	92	1.25	10,919	71	1.30
Certificates of deposit	195,768	2,982	3.07	97,817	1,128	2.31
Total interest-bearing deposits	543,563	6,988	2.59	360,029	3,332	1.86
Short-term borrowings	11,501	181	3.17	1,487	10	1.30
Repurchase agreements	105,260	1,440	2.76	13,641	172	2.53
Long-term borrowings	-	-	-	4,725	102	4.32
Subordinated debentures	12,372	346	5.65	680	20	5.93
Total interest-bearing liabilities	672,696	$8,955	2.68%	380,562	$3,636	1.92%
Noninterest-bearing deposits	18,818			12,255
Other liabilities	4,009			2,058
Realized shareholders' equity	39,161			27,497
Other comprehensive loss	(2,476)			(677)
Total liabilities and shareholders' equity	$732,208			$421,695
Net interest income (FTE)		$7,491			$6,025
Interest rate spread (FTE)			2.07%			2.82%
Net interest margin (FTE)			2.17%			2.96%
Ratio of average interest-earning assets to
average interest-bearing liabilities			103.75%			107.38%

    (1) The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a federal tax rate of 34%.
    (2) The average balance of the securities is based upon amortized historical cost.
    (3) Fees in the amount of $49 and $47 thousand are included in interest and fees on loans for the six months ended June 30, 2005 and 2004, respectively.

Net interest income on an FTE basis increased $631 thousand or 19.7% in the second quarter of 2005 compared to the same period in 2004. On a year-to-date basis, net interest income on an FTE basis was up 24.3% or $1.5 million.

The net interest spread is the difference between the average rates earned on interest-earning assets and the average rates paid on interest-bearing liabilities. The net interest margin represents net interest income divided by average earning assets. Since a portion of the Company's funding is derived from interest-free sources, primarily demand deposits, other liabilities and stockholders' equity, the effective rate paid for all funding sources is lower than the rate paid on interest-bearing liabilities alone.

Our net interest margin was 2.17% for the first six months of 2005, compared to 2.96% for the first six months of 2004. The decrease in the net interest margin is the result of several components. While average interest-earning assets grew by $289.3 million from $408.7 million in 2004 to $698.0 million in 2005, the yield on average interest-earning assets improved slightly from 4.74% to 4.75% over those same six-month periods. However, a 76 basis point increase of the yield on average interest-bearing liabilities from 1.92% in 2004 to 2.68% in 2005, and a $292.1 million increase in interest bearing liabilities offset these improvements.

The yield on average interest-earning assets increased 22 basis points to 4.84% during the second quarter of 2005, compared to the second quarter of 2004. An increase in the average loan portfolio of $70.7 million or 27.3%, from $259.3 million for the three months ended June 31, 2004 to $330.1 million for the same period in 2005 was the most significant contribution to the increase in average interest-earning assets and the corresponding increase in yields. In addition, the Bank's other interest-earning assets have begun to realize increased yields associated with recent increases in the Prime rate. The yield on average interest-earning assets was consistent between the six-month periods ended June 30, 2005 and 2004.

The rate paid on interest-bearing liabilities increased 95 and 76 basis points to 2.77% and 2.68% during the three and six-month periods ended June 30, 2005 compared to the same periods a year ago, respectively. These increases were driven by higher rates paid on savings accounts and time deposits, attributable in part to the recent actions by the Federal Reserve Board to increase the Fed Funds rate, Bank initiatives to attract deposits and the expansion of the branch network.

For the three months ended June 30, 2005, total interest income increased by $3.5 million or 69.8% to $8.5 million compared to $5.0 million for the three months ended June 30, 2004. Similarly, for the six months ended June 30, 2005, total interest income increased by $6.6 million or 69.3% to $16.3 million compared to $9.7 million for the six months ended June 30, 2004. These increases resulted primarily from $275.8 million and $289.3 million increases in average interest-earning assets during the three and six-month periods ended June 30, 2005, respectively, when compared to the same periods ended June 30, 2004.

Interest income on loans receivable increased by $1.1 million to $4.4 million for the three months ended June 30, 2005 compared to $3.3 million during the same period last year. This increase resulted primarily from a $70.8 million increase in average loans outstanding to $330.1 million for the three months ended June 30, 2005 from $259.3 million for the same period last year. The rate on average loans increased to 5.40% during the three months ended June 30, 2005 from 5.16% for the comparable period last year. The Bank's second quarter purchase of $28.4 million in consumer loans with a weighted coupon rate of 8.0% significantly contributed to both the increase in average loans and rate.

Interest income on loans receivable increased by $1.9 million to $8.4 million for the six months ended June 30, 2005 compared to $6.5 million during the same period last year. This increase resulted primarily from a $67.7 million increase in average loans outstanding to $317.0 million for the six months ended June 30, 2005 from $249.3 million for the same period last year. The rate on average loans increased to 5.34% during the six months ended June 30, 2005 from 5.22% for the comparable period last year.

Interest income on securities increased $2.3 million, or 141.0% to $3.9 million for the three months ended June 30, 2005 from $1.6 million for the three months ended June 30, 2004. This increase resulted primarily from a $206.1 million increase in average securities to $368.7 million during the three months ended June 30, 2005 from $162.6 million for the same period last year. The tax-equivalent yield on average investments increased to 4.35% during the three months ended June 30, 2005 compared to 4.04% during the three months ended June 30, 2004.

Interest income on securities increased $4.6 million, or 146.8% to $7.7 million for the six months ended June 30, 2005 from $3.1 million for the six months ended June 30, 2004. This increase resulted primarily from a $211.8 million increase in average securities to $363.1 million during the six months ended June 30, 2005 from $151.3 million for the same period last year. The tax-equivalent yield on average investments increased to 4.29% during the six months ended June 30, 2005 compared to 4.13% during the six months ended June 30, 2004.

Other interest income, which consists mainly of interest from interest-earning deposits, increased $32 thousand and $136 thousand when comparing the three and six month periods ended June 30, 2005 and 2004, respectively. The quarter-to-quarter increase resulted from the average rate earned on interest-earning deposits increasing 178 basis points to 2.72% for the period ended June 30, 2005, which offset a decrease in the average balance of $1.8 million. Average interest-earning deposits increased by $8.4 million from $6.1 million for the six months ended June 30, 2004 to $14.5 million for the same period in 2005. The average rate earned on these deposits increased by 131 basis points when comparing the same periods.

For the three months ended June 30, 2005, total interest expense increased by $2.9 million or 162.0% to $4.7 million compared to $1.8 million for the three months ended June 30, 2004. This increase resulted primarily from a $287.5 million, or 72.3% increase in average interest-bearing liabilities to $684.9 million for the three months ended June 30, 2005, from $397.4 million for the three months ended June 30, 2004. The rate paid on average interest-bearing liabilities increased to 2.77% for the three months ended June 30, 2005 from 1.82% for the same period last year.

Total interest expense increased by $5.4 million or 146.3% to $9.0 million compared to $3.6 million when comparing the six month periods ended June 30, 2005 and 2004, respectively. This increase resulted primarily from a $292.1 million, or 76.8% increase in average interest-bearing liabilities to $672.7 million for the six months ended June 30, 2005, from $380.6 million for the six months ended June 30, 2004. The rate paid on average interest-bearing liabilities increased 76 basis points to 2.68% for the six months ended June 30, 2005 from 1.92% for the same period last year.

Interest expense on deposits, the most significant portion of interest-bearing liabilities, increased by $2.1 million, or 135.6% to $3.7 million for the three months ended June 30, 2005 from $1.6 million for the comparable period last year. The average rate paid on these deposits increased to 2.65% for the three months ended June 30, 2005 from 1.72% for the three months ended June 30, 2004.

For the six months ended June 30, 2005, interest expense on deposits increased by $3.7 million, or 109.7% to $7.0 million from $3.3 million for the comparable period last year. The average rate paid on these deposits increased to 2.59% for the six months ended June 30, 2005 from 1.86% for the same period last year. The increase in the average rate during both the three and six month periods was primarily due to certificates of deposits repricing at higher market rates and an upward adjustment of the rates paid on savings account. Management prices its deposit liabilities based on various factors, such as the interest rate environment, market conditions and local competition.

Interest expense on borrowings, comprised of short-term and long-term borrowings, repurchase agreements and subordinated debentures, increased by $818 thousand from $251 thousand for the three months ended June 30, 2004 to $1.1 million for the same period in 2005. The additional expense resulted from an increase of $94.6 million in average borrowings combined with a 48 basis point increase in the rate paid on average borrowings from 2.80% for the three months ended June 30, 2004 to 3.28% for the same period in 2005.

For the six months ended June 30, 2005, interest expense on borrowings increased by $1.7 million from $304 thousand for the six months ended June 30, 2004 to $2.0 million for the same period in 2005. The additional expense resulted from an increase of $108.6 million in average borrowings combined with a 10 basis point increase in the rate paid on average borrowings from 2.97% for the six months ended June 30, 2004 to 3.07% for the same period in 2005.

Noninterest Income

Noninterest income increased $176 thousand to $321 thousand for the three month period ended June 30, 2005 compared to $145 thousand for the same period last year. Similarly, noninterest income increased $281 thousand to $756 thousand for the six months ended June 30, 2005 compared to $475 thousand for the same period last year. The six month increase is net of a $50 thousand decrease in realized gains on securities. Increases in the cash surrender value of bank owned life insurance ("BOLI") of $115 thousand and $238 thousand for the three and six months ended June 30, 2005, respectively, comprised the majority of the increase. The BOLI was not purchased until the fourth quarter of 2004 so there were no comparable earnings in the corresponding periods of 2004.

Provision for Loan Losses

A provision for losses in the portfolio is charged to earnings in an amount sufficient, in management's judgment, for probable losses based upon the inherent risk in the Bank's loan portfolio, current economic conditions and historical trends. The provision for loan losses was $202 thousand, an increase of $39 thousand for the three months ended June 30, 2005 compared to $163 thousand during the three months ended June 30, 2004. The provision for loan losses was $506 thousand, an increase of $412 thousand for the six months ended June 30, 2005 compared to $94 thousand during the six months ended June 30, 2004. The increase in the provision for the three and six month periods was primarily due to growth of the Bank's loan portfolio.

Noninterest Expense

Noninterest expense increased $1.1 million, or 50.6% to $3.3 million for the quarter ended June 30, 2005 compared to $2.2 million for the quarter ended June 30, 2004. Similarly, noninterest expense increased $2.2 million, or 49.5% to $6.5 million for the six months ended June 30, 2005 compared to $4.3 million for the same period in 2004. These increases are primarily due to increased salaries and benefits and additional occupancy expense attributed to the development of the Bank's infrastructure and branch locations.

Salaries and employee benefits increased $650 thousand or 55.6% and $1.2 million or 55.4% when comparing the three and six month periods ended June 30, 2005, respectively, to those of the prior year. These increases were due to higher staffing levels as the number of full-time equivalent employees increased from 114 to 163 at June 30, 2004 and 2005, respectively, in addition to annual merit increases and cost-of-living increases.

Occupancy, equipment and furnishings expense increased 60.5% from $324 thousand to $520 thousand between the three months ended June 30, 2004 and 2005, respectively. These expenses increased 74.2% from $636 thousand to $1.1 million for the six months ended June 30, 2004 and 2005, respectively. These increases were primarily the result of equipment costs associated with the increased number of full-time equivalent employees and the occupancy of two additional branch offices, increasing the Bank's number of branches from 7 at June 30, 2004 to 8 at June 30, 2005, respectively.

Provision for Income Taxes

Income tax expense totaled $153 thousand in the second quarter of 2005, compared with $383 thousand in the second quarter of 2004, a decrease of $230 thousand or 60.0%. For the six-month period ended June 30, 2005, income tax expense totaled $272 thousand, a $506 thousand or 65.0% decrease over the $778 thousand in the same period of 2004. The decrease for both the three and six month periods was due to a combination of lower pre-tax income and a higher composition of BOLI and tax-exempt municipal income.

The effective tax rates were 24.8% and 38.0% in the second quarters of 2005 and 2004, respectively, and 23.5% and 37.7 % for the six months ended June 30, 2005 and 2004, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The Company's income tax provision reflects the impact of these items, which include interest income from tax-exempt securities, earnings on bank owned life insurance and the effect on taxable income of certain state tax credits. The decrease in effective tax rates over the prior year periods is due to an increase in the relative size of these tax-exempt items relative to total pre-tax earnings.

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

The overall asset/liability strategy of the Bank takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Management monitors the Bank's liquidity position daily in conjunction with the Federal Reserve position monitoring. The Bank may borrow funds from the Federal Home Loan Bank of New York on a short or long-term basis. It may sell or pledge investment securities to create additional liquidity. Since its inception in November 1999, the Bank's rapidly increasing core deposit base has provided its most significant source of funds. During the first six months of 2005, the Bank's deposits increased 11.5% from $530.1 million to $590.9 million. However, short-term borrowings from the Federal Home Loan Bank have been used occasionally to offset fluctuations in deposit inflows and outflows and to manage liquidity needs at competitive rates.

The Bank is required to maintain specific amounts of capital pursuant to FDIC regulations. As of June 30, 2005, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with a total risk-based capital to risk-weighted assets ratio of 13.73% and a Tier 1 risk-based capital to risk-weighted assets ratio of 13.08% and a Tier 1 leverage ratio of 6.90%. These ratios exceed the minimum capital ratios as required by federal and state regulations.

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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 24, 2005. Of 3,955,565 shares entitled to vote at the meeting, 2,603,664 voted. The following matters were voted on at the meeting:
Proposal 1:	To elect four Class C Directors for a term of three years. Votes for each nominee were as follows:
Nominee	Votes For	Votes Withheld
Luiz F. Kahl	2,601,864	1,800
Gerard T. Mazurkiewicz	2,603,264	400
James A. Smith	2,602,264	1,400
David L. Ulrich	2,602,264	1,400

ITEM 6. - EXHIBITS

(a)    The following exhibits are filed as part of this report.

Exhibit #	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

GREAT LAKES BANCORP, INC.

/s/ Andrew W. Dorn, Jr.	, August 12, 2005
Andrew W. Dorn, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Kim S. Destro	, August 12, 2005
Kim S. Destro
Executive Vice President & Chief Financial Officer
(Principal Financial & Accounting Officer)