Form 10QSB
period 2005-11-09
GREAT LAKES BANCORP INC
filed 2005-11-09
CIK 1217730

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X ]

Common Stock, par value $.001 per share	3,955,565 shares
(Title of Class)	Outstanding at November 9, 2005

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Form 10-QSB
For the Quarterly Period Ended September 30, 2005
TABLE OF CONTENTS
		PAGE
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets (Unaudited) -
	at September 30, 2005 and December 31, 2004	3

	Consolidated Statements of Income (Unaudited) -
	Three and nine months ended September 30, 2005 and 2004	4

	Consolidated Statements of Changes in Shareholders' Equity (Unaudited) -
	Nine months ended September 30, 2005 and 2004	5

	Consolidated Statements of Cash Flows (Unaudited) -
	Nine months ended September 30, 2005 and 2004	6

	Notes to Consolidated Financial Statements (Unaudited)	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	14

ITEM 3.	CONTROLS AND PROCEDURES	24

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	25

ITEM 6.	EXHIBITS	25

	SIGNATURES	26

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets (Unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents:
Cash and due from banks	$8,012	$9,061
Interest-bearing deposits in other financial institutions	16,784	20,920
Total cash and cash equivalents	24,796	29,981
Securities available for sale, at fair value	295,534	337,539
Securities held to maturity, at amortized cost (fair value of $15,758 and $7,072 at
September 30, 2005 and December 31, 2004, respectively)	16,031	7,111
Federal Home Loan Bank stock, at cost	3,850	3,950
Loans, net of allowance for loan losses of $2,772 and $2,097, respectively	395,271	292,644
Premises and equipment, net	17,352	14,285
Accrued interest receivable	2,992	2,589
Bank owned life insurance, cash surrender value	12,421	12,066
Deferred tax asset, net	1,477	238
Other assets	1,359	1,064
TOTAL ASSETS	$771,083	$701,467

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$22,265	$19,761
Interest-bearing	569,789	510,339
Total deposits	592,054	530,100
Short-term borrowings	19,400	30
Securities sold under agreement to repurchase	108,000	119,000
Subordinated debentures	12,372	12,372
Accrued expenses and other liabilities	2,792	3,377
TOTAL LIABILITIES	734,618	664,879

Shareholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, none issued	-	-
Common stock - voting, $0.001 par value, 16,000,000 shares authorized, 3,955,565
shares issued and outstanding	4	4
Additional paid-in capital	35,422	35,422
Retained earnings	4,545	3,378
Accumulated other comprehensive loss, net	(3,506)	(2,216)
TOTAL SHAREHOLDERS' EQUITY	36,465	36,588
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$771,083	$701,467

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
 (In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$5,331	$3,606	$13,729	$10,096
Interest on securities:
Taxable	3,285	2,664	10,774	5,780
Tax-exempt	130	-	329	-
Total interest on securities	3,415	2,664	11,103	5,780
FHLB stock	49	17	140	33
Other interest income	19	88	186	119
TOTAL INTEREST AND DIVIDEND INCOME	8,814	6,375	25,158	16,028
INTEREST EXPENSE:
Deposits	4,099	2,288	11,087	5,620
Short-term borrowings	255	2	436	11
Securities sold under agreement to repurchase	812	500	2,251	673
Long-term debt	-	-	-	102
Subordinated debentures	197	134	544	154
TOTAL INTEREST EXPENSE	5,363	2,924	14,318	6,560
NET INTEREST INCOME	3,451	3,451	10,840	9,468
PROVISION FOR LOAN LOSSES	216	117	722	211
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	3,235	3,334	10,118	9,257
NONINTEREST INCOME:
Gain on sale of securities, net	-	709	120	879
Service charges on deposit accounts	114	98	304	277
Earnings on bank owned life insurance	116	-	355	-
Other operating income	119	83	327	209
TOTAL NONINTEREST INCOME	349	890	1,106	1,365
NONINTEREST EXPENSES:
Salaries and employee benefits	1,864	1,289	5,334	3,522
Occupancy, equipment and furnishings	549	368	1,658	1,003
Data processing and operations	247	185	616	527
Advertising	122	132	488	393
Printing, postage and supplies	87	49	312	235
Professional services	73	79	267	240
Other operating expenses	339	225	1,088	742
TOTAL NONINTEREST EXPENSES	3,281	2,327	9,763	6,662
INCOME BEFORE INCOME TAXES	303	1,897	1,461	3,960
INCOME TAX PROVISION	22	721	294	1,499
NET INCOME	$281	$1,176	$1,167	$2,461
EARNINGS PER SHARE - BASIC AND DILUTED	$0.07	$0.30	$0.30	$0.74
Weighted average number of shares outstanding
- basic and diluted	3,955,565	3,949,856	3,955,565	3,346,666

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
Nine months ended September 30, 2005 and 2004
 (In thousands, except share and per share data)

				Retained	Accumulated
	Common	Common	Additional	Earnings	Other	Total
	Stock -	Stock -	Paid-in	(Accumulated	Comprehensive	Shareholders'
	Voting	Non-voting	Capital	Deficit)	Loss	Equity
Balance at December 31, 2003	$2	$ -*	$18,622	$(161)	$(400)	$18,063
Issuance of 1,854,675 shares of Common Stock - Voting	2	-	16,902	-	-	16,904
Payment of underwriting costs	-	-	(102)	-	-	(102)
Issuance of 115,750 shares of Common Stock - Voting in
exchange for 115,750 shares of Common Stock - Non-voting	-*	-*	-	-	-	-
Comprehensive income:
Net income	-	-	-	2,461	-	2,461
Change in net unrealized loss on securities available
for sale, net of tax and reclassification adjustment	-	-	-	-	(14)	(14)
Total comprehensive income						2,447
Balance at September 30, 2004	$4	$-	$35,422	$2,300	$(414)	$37,312

Balance at December 31, 2004	$4	$-	$35,422	$3,378	$(2,216)	$36,588
Comprehensive income:
Net income	-	-	-	1,167	-	1,167
Change in net unrealized loss on securities available
for sale, net of tax and reclassification adjustment	-	-	-	-	(1,290)	(1,290)
Total comprehensive loss						(123)
Balance at September 30, 2005	$4	$-	$35,422	$4,545	$(3,506)	$36,465

* Amount shown as $0 due to rounding.

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)
 (In thousands, except per share data)

	Nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,167	$2,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	748	421
Net amortization of premiums and discounts on securities	1,613	663
Net amortization of deferred loan fees and costs	831	602
Deferred income tax (benefit) expense	(416)	1,513
Net realized gains on sales of securities	(120)	(879)
Loss on disposition of assets	(67)	-
Provision for loan losses	722	211
Increase in accrued interest receivable	(403)	(649)
Increase in cash surrender value of life insurance	(355)	-
Increase in other assets	(295)	(1,542)
(Decrease) increase in accrued expenses and other liabilities	(585)	640
Net cash provided by operating activities	2,840	3,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(63,838)	(289,819)
Purchases of securities held to maturity	(8,939)	(1,011)
Proceeds from sales of securities available for sale	42,036	90,059
Proceeds from principal payments, maturities and calls on securities	60,220	30,971
Redemption (purchase) of Federal Home Loan Bank stock	100	(2,869)
Purchase of loans	(29,827)	(1,918)
Net increase in loans receivable	(74,353)	(58,806)
Purchase of premises and equipment	(3,748)	(3,806)
Net cash used in investing activities	(78,349)	(237,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	61,954	115,834
Net increase (decrease) in short-term borrowings	19,370	(1,213)
Proceeds from securities sold under agreement to repurchase	193,000	139,000
Repayment of securities sold under agreement to repurchase	(204,000)	(10,000)
Proceeds from issuance of subordinated debentures, net of costs	-	12,262
Repayment of long-term debt	-	(5,000)
Proceeds from stock offering	-	16,904
Payment of stock offering costs	-	(102)
Net cash provided by financing activities	70,324	267,685
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,185)	33,927
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$29,981	$9,203
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,796	$43,130
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,871	$6,070
Cash paid for income taxes	$966	$12

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements (Unaudited)

(1.)    BASIS OF PRESENTATION

The accompanying September 30, 2005 consolidated financial statements include the accounts of Great Lakes Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Greater Buffalo Savings Bank (the "Bank") after elimination of all material intercompany accounts and transactions. These consolidated statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain amounts in the consolidated financial statements for the three and nine-month periods ended September 30, 2004 have been reclassified to conform to the consolidated financial statement presentation for the three and nine-month periods ended September 30, 2005.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the consolidated financial statements filed as part of the Company's 2004 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on certain disclosure requirements under EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". The new disclosure requirements apply to investment in debt and marketable equity securities that are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Effective for fiscal years ending after December 15, 2003, companies were required to disclose information about debt or marketable equity securities with market values below carrying values. The Company previously implemented the disclosure requirements of EITF Issue No. 03-1. In March 2004, the EITF came to a consensus regarding EITF 03-1. Securities in scope are those subject to SFAS 115. The EITF adopted a three-step model that requires management to determine if impairment exists, decide whether it is other-than- temporary, and record other-than-temporary losses in earnings. In September 2004, the FASB approved issuing a Staff Position to delay the requirement to record impairment losses under EITF 03-1, but broadened the scope to include additional types of securities. As proposed, the delay would have applied only to those debt securities described in paragraph 16 of EITF 03-1, the Consensus that provides guidance for determining whether an investment's impairment is other-than-temporary and should be recognized in income. On June 29, 2005, the FASB directed to issue EITF Issue 03-1-a, "Implementation Guidance for Application of Paragraph 16 of EITF Issue No. 03-1", as final. The final EITF, to be retitled FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," is expected to be issued in the fourth quarter of 2005 and will be effective for other-than-temporary impairment analysis conducted in periods after December 15, 2005.

Stock Compensation Plans

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement replaces Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which permitted the recognition of compensation expense using the intrinsic value method. The revised standard was to become effective for interim periods beginning after June 30, 2005 and be applied prospectively to stock options granted after the effective date and any unvested stock options at that date; however, the SEC superseded the FASB implementation timetable in April 2005, changing the effective date to the beginning of 2006 for calendar-year public companies. We estimate that the impact of adoption of SFAS No. 123(R) will approximate the impact of the adjustments made to determine pro forma net income and pro forma earnings per share under Statement No. 123. The Company plans to adopt SFAS No. 123(R) on January 1, 2006 using the modified-prospective method.

Had the Company determined compensation expense related to stock option grants based on the fair value method under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below. These amounts may not be representative of the effects on reported net income for future years due to changes in market conditions and the number of options outstanding:
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net income:
As reported	$281	$1,176	$1,167	$2,461
Total stock-based employee compensation
expense determined under the fair value method
for all awards, net of related tax effects	-	(14)	(41)	(42)
Proforma	$281	$1,162	$1,126	$2,419
Basic and diluted earnings per share:
As reported	$0.07	$0.30	$0.30	$0.74
Proforma	$0.07	$0.29	$0.28	$0.72

No compensation expense was recorded in the three or nine-month periods ended September 30, 2005 or 2004 for stock options granted to employees, officers or directors.

Earnings Per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the Company is required to report basic and diluted earnings per share. Basic and diluted earnings per common share are based upon the weighted average number of common shares outstanding during the periods presented. As of September 30, 2005 and 2004, all outstanding stock options have not been considered common stock equivalents because their assumed exercise would be anti-dilutive due to the stock option exercise price being equal to or greater than the fair value of the Company stock. Options to purchase 184,810 and 185,390 shares of common stock at prices in excess of the fair value of the Company stock were outstanding at September 30, 2005 and 2004, respectively, but not included in the computation of diluted earnings per share.

(2.)    SECURITIES

The amortized cost, unrealized gains and losses and approximate fair value of securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies	$46,982	$-	$(784)	$46,198
Mortgage-backed securities	249,993	12	(4,885)	245,120
State and municipal obligations	2,164	-	(11)	2,153
Corporate and other debt obligations	2,138	-	(75)	2,063
Total securities available for sale	$301,277	$12	$(5,755)	$295,534

Securities held to maturity:
State and municipal obligations	$13,021	$-	$(269)	$12,752
Corporate and other debt obligations	3,010	15	(19)	3,006
Total securities to be held to maturity	$16,031	$15	$(288)	$15,758

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies	$36,979	$14	$(528)	$36,465
Mortgage-backed securities	302,027	180	(3,301)	298,906
Corporate and other debt obligations	2,163	7	(2)	2,168
Total securities available for sale	$341,169	$201	$(3,831)	$337,539

Securities held to maturity:
State and municipal obligations	$4,101	$-	$(31)	$4,070
Corporate and other debt obligations	3,010	6	(14)	3,002
Total securities to be held to maturity	$7,111	$6	$(45)	$7,072

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management believes there is no other-than-temporary impairment in the portfolio at September 30, 2005 or December 31, 2004.

Information pertaining to securities with gross unrealized losses at the dates indicated, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:
	September 30, 2005
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses(1)	Value	Losses
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies	$29,734	$(266)	$16,464	$(518)	$46,198	$(784)
Mortgage-backed securities	174,563	(3,209)	69,507	(1,676)	244,070	(4,885)
State and municipal obligations	2,153	(11)	-	-	2,153	(11)
Corporate and other debt obligations	2,063	(75)	-	-	2,063	(75)
Total securities available for sale	$208,513	$(3,561)	$85,971	$(2,194)	$294,484	$(5,755)

Securities held to maturity:
State and municipal obligations	$12,751	$(269)	$-	$-	$12,751	$(269)
Corporate and other debt obligations	-	-	991	(19)	991	(19)
Total securities held to maturity	$12,751	$(269)	$991	$(19)	$13,742	$(288)

Total temporarily impaired securities	$221,264	$(3,830)	$86,962	$(2,213)	$308,226	$(6,043)

(1) The Company has the ability to hold and has no present intent to dispose of these securities as of September 30, 2005. Of the $2.2 million unrealized losses 12 months or longer, all except $19 thousand was related to securities with an S&P quality rating of "AAA". The $19 thousand unrealized loss relates to a single floating rate corporate debt security with an S&P rating of "A-" at September 30, 2005.

	December 31, 2004
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies	$7,928	$(67)	$13,523	$(461)	$21,451	$(528)
Mortgage-backed securities	239,502	(2,929)	17,189	(372)	256,691	(3,301)
Corporate and other debt obligations	1,139	(2)	-	-	1,139	(2)
Total securities available for sale	$248,569	$(2,998)	$30,712	$(833)	$279,281	$(3,831)

Securities held to maturity:
State and municipal obligations	$4,070	$(31)	$-	$-	$4,070	$(31)
Corporate and other debt obligations	996	(14)	-	-	996	(14)
Total securities held to maturity	$5,066	$(45)	$-	$-	$5,066	$(45)

Total temporarily impaired securities	$253,635	$(3,043)	$30,712	$(833)	$284,347	$(3,876)

(3.)    LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table sets forth the composition of the loan portfolio by category of loan at the dates indicated:

	September 30, 2005		December 31, 2004

	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Mortgage loans:
Residential	$226,381	57.7%	$197,477	68.0%
Home equity	49,989	12.8	27,678	9.5
Commercial	44,405	11.3	27,637	9.5
Construction	4,256	1.1	5,776	2.0
Total mortgage loans	325,031	82.9	258,568	89.0
Commercial loans	32,879	8.4	12,236	4.2
Automobile loans	33,761	8.6	19,428	6.7
Consumer loans(1)	448	0.1	249	0.1
Total loans	392,119	100.0%	290,481	100.0%
Allowance for loan losses	(2,772)		(2,097)
Deferred loan origination costs, net	5,924		4,260
Total loans, net	$395,271		$292,644

(1) Secured and unsecured personal loans, including loans secured by deposit accounts.

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

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)

Non-accrual loans	$374	$459
Accruing loans contractually past due 90 days or more	682	144
Total non-performing loans	1,056	603
Foreclosed assets	112	56
Total non-performing assets	$1,168	$659

Ratios:
Non-performing loans to total net loans	0.27%	0.20%
Non-performing assets to total net loans	0.30%	0.22%

An analysis of the allowance for loan losses for the periods ended September 30, 2005 and 2004 is presented below:

	For the Nine Months Ended,
	September 30,	September 30,
	2005	2004
	(Dollars in thousands)
Balance, beginning of period	$2,097	$1,807
Loans charged-off	(55)	(1)
Recoveries of loans previously charged-off	8	2
Provision charged to expense	722	211
Balance, end of period	$2,772	$2,019

(6.)     DEPOSITS

A summary of the carrying value of deposits, rates and maturities of certificates of deposits at September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005		December 31, 2004
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest-bearing checking	$22,265	-%	$19,761	-%
Interest-bearing checking	46,668	1.70	40,749	1.84
Savings	263,235	2.54	308,165	2.37
Total core deposits	332,168	2.26	368,675	2.18

Certificates of deposit, due:
Within one year	126,314	3.13	78,225	2.13
One to two years	72,956	4.11	35,573	3.24
Two to three years	43,763	3.95	31,790	3.86
Three to five years	16,813	3.58	15,798	3.86
Thereafter	40	3.20	39	3.20
Total certificates of deposits	259,886	3.57	161,425	2.89
Total deposits	$592,054	2.84%	$530,100	2.40%

(7.)     SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

Total securities sold under agreement to repurchase were $108.0 million and $119.0 million at September 30, 2005 and December 31, 2004, respectively. Proceeds from repurchase agreements were $193.0 million with repayments of $204.0 million during the nine month period ended September 30, 2005. The following is a summary of the amounts, weighted average rates and remaining maturities of repurchase agreements at the dates indicated:
	September 30,		December 31,
	2005		2004

	Amount	Rate	Amount	Rate

Repurchase agreements, due:	(Dollars in thousands)

Within three months	$54,000	3.71%	$60,000	2.26%
Three to six months	-	-	15,000	2.08
Six months to one year	29,000	3.02	15,000	2.28
One to two years	-	-	29,000	3.02
Over two years (1)	25,000	3.47	-	-
Total repurchase agreements	$108,000	3.47%	$119,000	2.43%

(1) Adjustable rate agreement which reprices quarterly. Rate shown is based upon index at the end of the period.

(8.)     SUBSEQUENT EVENTS

On October 26, 2005, Great Lakes Bancorp, Inc. ("GLB"), a Delaware corporation, entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bay View Capital Corporation ("BVCC"), a Delaware corporation. GLB is the holding company for Greater Buffalo Savings Bank, a New York savings bank, which was founded in November 1999. The Merger Agreement provides for the merger of GLB with and into BVCC, with BVCC continuing as the surviving corporation in the merger (the "Merger"). The Merger Agreement provides that, at the effective time of the Merger, each share of common stock of GLB issued and outstanding prior to the effective time will be cancelled and converted into the right to receive 1.0873 shares of common stock of BVCC. Upon the closing of the Merger, BVCC, as the surviving corporation, will change its name to "Great Lakes Bancorp, Inc.," and will maintain its listing on the New York Stock Exchange.

The Merger Agreement provides that the board of directors of the merged company will have 16 members. Three of such directors are currently members of BVCC's senior executive team, and the remainder will be current directors of GLB. The executive officers of GLB immediately prior to the Merger will be the executive officers of the merged company.

Although BVCC will be the legal acquirer, the merger will be accounted for as a reverse acquisition, resulting in GLB being considered the acquirer for accounting purposes. This treatment is based primarily upon GLB's governance system having the most influence in the combined entity, since existing GLB senior management will run the combined entity and the Board of Directors will be made up almost entirely of GLB Board members.

Pursuant to the Merger Agreement, the consummation of the Merger is subject to customary closing conditions applicable to both BVCC and GLB, including, but not limited to, receipt of regulatory approvals, the registration of BVCC as a bank holding company, the approval of BVCC's shareholders and the approval of GLB's shareholders.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion highlights the significant factors affecting Great Lakes Bancorp, Inc.'s (the "Company") and its wholly owned subsidiary, Greater Buffalo Savings Bank's (the "Bank") consolidated financial condition as of September 30, 2005 and the consolidated results of operations for the three and nine month periods ended September 30, 2005 compared to the same periods in 2004. The discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere within this report.

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

Overview of Operations

Total assets increased $69.6 million or 9.9%, to $771.1 million at September 30, 2005 from $701.5 million at December 31, 2004. This increase was primarily attributed to the continued growth of the loan portfolios, partially offset by decreases in cash and investment securities. Growth in total assets was funded by new deposit accounts.

Third Quarter Results - The Company's net income was $281 thousand for the quarter ended September 30, 2005, compared to $1.2 million for the quarter ended September 30, 2004. Earnings per share for the 2005 and 2004 third quarters was $0.07 and $0.30, respectively. The decrease in net income is primarily attributable to lower noninterest income and higher noninterest expenses, partially offset by a lower provision for income taxes.

Year-to-Date Results - The Company's net income was $1.2 million for the nine months ended September 30, 2005, compared to $2.5 million for the same period last year. Earnings per share for the 2005 and 2004 nine month periods was $0.30 and $0.74, respectively. Increases in net interest income and a lower provision for income taxes were offset by a higher provision for loan losses, lower noninterest income and higher noninterest expenses.

Discussion of Financial Condition Changes from December 31, 2004 to September 30, 2005

Cash and Cash Equivalents

Cash and cash equivalents decreased from $30.0 million at December 31, 2004 to $24.8 million at September 30, 2005. Daily cash levels may show significant fluctuations due to a variety of operating factors. Most significantly, the timing of deposit inflows, normal inflows and outflows in transaction accounts, short-term borrowings, loan closings and securities purchases may cause short-term swings in cash balances, however management attempts to invest all excess cash in longer lived and higher yielding assets as quickly as possible.

Securities

Securities classified as available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns. The securities available for sale portfolio decreased $42.0 million or 12.4%, from $337.5 million at December 31, 2004 to $295.5 million at September 30, 2005. Purchases, sales and principal paydowns of available for sale securities totaled $63.8 million, $42.0 million and $60.2 million, respectively, during the first nine months of 2005. The available for sale portfolio had net unrealized losses of $5.7 million and $3.6 million at September 30, 2005 and December 31, 2004, respectively.

Securities classified as held to maturity are carried at amortized cost when the Company has the positive intent and ability to hold such securities to maturity. The securities held to maturity portfolio increased $8.9 million from $7.1 million at December 31, 2004 to $16.0 million at September 30, 2005. Purchases of held to maturity securities totaled $8.9 million during the first nine months of 2005. There were no sales during this nine-month period. The held to maturity portfolio had net unrealized losses of $273 thousand and $39 thousand at September 30, 2005 and December 31, 2004, respectively. The securities held to maturity purchased during 2005 were comprised entirely of tax-exempt municipal bonds. The Company continues to grow this portion of the securities portfolio as a means of reducing its taxable income.

Loans

During the first nine months of 2005, net loans receivable increased $102.6 million or 35.1%, from $292.6 million at December 31, 2004 to $395.3 million at September 30, 2005. Loans totaling $29.8 million were purchased during the first nine months of 2005 as the Bank continues to grow the portfolio and increase loans as a percentage of interest-earning assets.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2005 of $2.8 million equaled 0.70% of total net loans outstanding, compared to an allowance of $2.1 million at December 31, 2004, which equaled 0.71% of total net loans outstanding. Loans internally classified as substandard totaled $1.0 million and $740 thousand at September 30, 2005 and December 31, 2004, respectively. Nonaccrual loans for which interest has been reversed totaled approximately $374 thousand and $459 thousand at September 30, 2005 and December 31, 2004, respectively.

Deposits

Deposits at September 30, 2005 totaled $592.1 million, an 11.7% increase over the December 31, 2004 balance of $530.1 million. The following table sets forth the distribution of the Company's deposits by type at the dates indicated:

	Deposit Composition by Type
	September 30,		December 31,
	2005		2004

	Amount	Percent	Amount	Percent

	(Dollars in thousands)

NOW accounts	$46,668	7.9%	$40,749	7.7%
Noninterest-bearing demand accounts	22,265	3.8	19,761	3.7
Money market	46,131	7.8	8,833	1.7
Savings	217,104	36.7	299,332	56.5
Time deposits < $100,000	148,578	25.0	83,366	15.7
Time deposits of $100,000 or more	111,308	18.8	78,059	14.7
	$592,054	100.0%	$530,100	100.0%

Time deposits totaled $259.9 million, a 61.0% increase over the December 31, 2004 balance of $161.4 million. The Bank attracted additional time deposits through competitive interest rate pricing as customer demand has switched from core accounts to higher earning deposits due to the rising rate environment.

Short-term Borrowings

At September 30, 2005, short-term borrowings consisted of $400 thousand of Treasury Tax and Loan deposits and $19.0 million in short-term borrowings with the Federal Home Loan Bank, compared to $30 thousand in Treasury Tax and Loan deposits at December 31, 2004. Short-term borrowings from the Federal Home Loan Bank may occasionally be used to offset fluctuations in deposit inflows and outflows and to manage liquidity needs at competitive rates. Treasury Tax and Loan deposits can fluctuate daily and are generally short-term in nature.

Discussion of Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

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
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Interest income	$8,814	$6,375	$25,158	$16,028
FTE adjustment	67	-	169	-
Interest income on FTE basis	8,881	6,375	25,327	16,028
Interest expense	5,363	2,924	14,318	6,560
Net interest income on FTE basis	$3,518	$3,451	$11,009	$9,468

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
	For the Three Months Ended September 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Taxable securities	$315,851	$3,285	4.16%	$236,966	$2,664	4.50%
Tax-exempt securities(1)	15,190	197	5.19	-	-	-
Total securities(2)	331,041	3,482	4.21	236,966	2,664	4.50
Short-term investments	1,953	19	3.90	17,218	88	2.03
FHLB Stock	3,505	49	5.60	2,418	17	2.80
Loans(3)	385,660	5,331	5.48	280,190	3,606	5.12
Total interest-earning assets	722,159	$8,881	4.88%	536,792	$6,375	4.72%
Allowance for loan losses	(2,679)			(1,968)
Noninterest-earning assets	40,690			22,014
Total assets	$760,170			$556,838

Liabilities and shareholders' equity:
Deposits:
NOW accounts	$52,067	$251	1.91%	$19,330	$44	0.91%
Savings	243,463	1,483	2.42	248,410	1,301	2.08
Money market	16,954	103	2.40	10,175	33	1.31
Certificates of deposit	252,586	2,262	3.55	139,067	910	2.60
Total interest-bearing deposits	565,070	4,099	2.88	416,982	2,288	2.18
Short-term borrowings	28,216	255	3.58	94	2	6.49
Repurchase agreements	91,892	812	3.51	70,304	500	2.83
Subordinated debentures	12,372	197	6.34	12,372	134	4.31
Total interest-bearing liabilities	697,550	$5,363	3.05%	499,752	$2,924	2.32%
Noninterest-bearing deposits	21,272			18,022
Other liabilities	3,779			2,847
Realized shareholders' equity	39,802			37,040
Other comprehensive loss	(2,233)			(823)
Total liabilities and shareholders' equity	$760,170			$556,838
Net interest income (FTE)		$3,518			$3,451
Interest rate spread (FTE)			1.83%			2.40%
Net interest margin (FTE)			1.93%			2.56%
Ratio of average interest-earning assets to
average interest-bearing liabilities			103.53%			107.41%
(1)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	The average balance of securities is based upon amortized historical cost.
(3)	Fees in the amount of $30 thousand and $19 thousand are included in interest and fees on loans for the three months ended September 30, 2005 and 2004, respectively.

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
	For the Nine Months Ended September 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets:
Taxable securities	$339,438	$10,774	4.23%	$180,055	$5,780	4.28%
Tax-exempt securities(1)	12,863	498	5.16	-	-	-
Total securities(2)	352,301	11,272	4.27	180,055	5,780	4.28
Short-term investments	10,246	186	2.43	9,844	119	1.61
FHLB Stock	3,441	140	5.43	2,130	33	2.05
Loans(3)	340,123	13,729	5.40	259,652	10,096	5.19
Total interest-earning assets	706,111	$25,327	4.80%	451,681	$16,028	4.74%
Allowance for loan losses	(2,436)			(1,883)
Noninterest-earning assets	37,956			17,273
Total assets	$741,631			$467,071

Liabilities and shareholders' equity:
Deposits:
NOW accounts	$49,554	$720	1.94%	$16,881	$105	0.83%
Savings	270,787	4,928	2.43	239,934	3,374	1.88
Money market	15,554	194	1.67	10,669	104	1.31
Certificates of deposit	214,916	5,245	3.26	111,668	2,037	2.44
Total interest-bearing deposits	550,811	11,087	2.69	379,152	5,620	1.98
Short-term borrowings	17,134	436	3.40	1,019	11	1.46
Repurchase agreements	100,755	2,251	2.99	32,666	673	2.75
Long-term borrowings	-	-	-	3,139	102	4.33
Subordinated debentures	12,372	544	5.88	4,606	154	4.47
Total interest-bearing liabilities	681,072	$14,318	2.81%	420,582	$6,560	2.08%
Noninterest-bearing deposits	19,645			14,191
Other liabilities	3,932			2,323
Realized shareholders' equity	39,377			30,701
Other comprehensive loss	(2,395)			(726)
Total liabilities and shareholders' equity	$741,631			$467,071
Net interest income (FTE)		$11,009			$9,468
Interest rate spread (FTE)			1.99%			2.66%
Net interest margin (FTE)			2.08%			2.80%
Ratio of average interest-earning assets to
average interest-bearing liabilities			103.68%			107.39%
(1)	The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a federal tax rate of 34%.
(2)	The average balance of securities is based upon amortized historical cost.
(3)	Fees in the amount of $80 thousand and $66 thousand are included in interest and fees on loans for the nine months ended September 30, 2005 and 2004, respectively.

Analysis of Quarter-to-Quarter Changes in Net Interest Income

The following analysis shows the changes in interest income (tax equivalent "FTE") and interest expense attributable to volume and rate variances for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributed to: (1) changes in rate (change in rate multiplied by current volume); (2) changes in volume (change in volume multiplied by old rate); (3) the total. The change in interest income (tax equivalent) due to both volume and rate have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
	For the Three-month Period Ended
	September 30, 2005 vs. 2004
	Increase (Decrease)
	Due to Change in		Total Net
	Average	Average	Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
INTEREST INCOME:
Taxable securities	$832	$(211)	$621
Tax-exempt securities	98	99	197
Total securities	930	(112)	818
Short-term investments	(114)	45	(69)
FHLB Stock	11	21	32
Loans	1,441	284	1,725
Total interest-earning assets	$2,268	$238	$2,506

INTEREST EXPENSE:
Deposits:
NOW accounts	$125	$82	$207
Savings	(26)	208	182
Money market	30	40	70
Certificates of deposit	932	420	1,352
Total deposits	1,061	750	1,811
Short-term borrowings	255	(2)	253
Repurchase agreements	175	137	312
Subordinated debentures	-	63	63
Total borrowings	430	198	628
Total interest-bearing liabilities	$1,491	$948	$2,439
CHANGE IN NET INTEREST INCOME	$777	$(710)	$67

Analysis of Year-to-Date Changes in Net Interest Income

The following analysis shows the changes in interest income (tax equivalent "FTE") and interest expense attributable to volume and rate variances for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributed to: (1) changes in rate (change in rate multiplied by current volume); (2) changes in volume (change in volume multiplied by old rate); (3) the total. The change in interest income (tax equivalent) due to both volume and rate have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	For the Nine-month Period Ended
	September 30, 2005 vs. 2004
	Increase (Decrease)
	Due to Change in		Total Net
	Average	Average	Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
INTEREST INCOME:
Taxable securities	$5,060	$(66)	$4,994
Tax-exempt securities	249	249	498
Total securities	5,309	183	5,492
Short-term investments	5	62	67
FHLB Stock	29	78	107
Loans	3,235	398	3,633
Total interest-earning assets	$8,578	$721	$9,299

INTEREST EXPENSE:
Deposits:
NOW accounts	$364	$251	$615
Savings	473	1,081	1,554
Money market	56	34	90
Certificates of deposit	2,350	858	3,208
Total deposits	3,243	2,224	5,467
Short-term borrowings	391	34	425
Repurchase agreements	1,516	62	1,578
Long-term borrowings	(51)	(51)	(102)
Subordinated debentures	328	62	390
Total borrowings	2,184	107	2,291
Total interest-bearing liabilities	$5,427	$2,331	$7,758
CHANGE IN NET INTEREST INCOME	$3,151	$(1,610)	$1,541

Net interest income on an FTE basis increased $67 thousand or 1.9% in the third quarter of 2005 compared to the same period in 2004. On a year-to-date basis, net interest income on an FTE basis was up 16.3% or $1.5 million.

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

Our net interest margin was 2.08% for the first nine months of 2005, compared to 2.80% for the first nine months of 2004. The decrease in the net interest margin is the result of several components. Average interest-earning assets grew by $254.4 million from $451.7 million in 2004 to $706.1 million in 2005, while the yield on average interest-earning assets improved from 4.74% to 4.80% over those same nine-month periods. However, an increase in the yield on average interest-bearing liabilities from 2.08% in 2004 to 2.81% in 2005, and a $260.5 million increase in interest-bearing liabilities offset these improvements.

Although we are reliant on deposits and various borrowing arrangements as funding sources to support our loan growth, we continue to focus on growing noninterest-bearing demand deposits as a significant funding source. Average noninterest-bearing demand deposits increased 18.0% to $21.3 million during the quarter ended September 30, 2005, compared with $18.0 million during the same quarter in 2004. Similarly, average noninterest-bearing demand deposits increased 38.4% to $19.6 million during the first nine months of 2005, compared with $14.2 million during the same period in 2004.

The Company also expects to see improvements to the net interest margin from efforts to increase loan volumes and continued reinvestment of principal paydowns from securities into higher earning assets. The average balance of the lower yielding investment securities decreased by $37.7 million during the third quarter of 2005 from $368.7 million for the three months ended June 30, 2005 to $331.0 million for the three months ended September 30, 2005. Principal paydowns from investment securities were used to fund a third quarter increase of $55.6 million in average loans. During the three-month period ended September 30, 2005 the rate on average loans also increased 8 basis points to 5.48% from 5.40% for the three-month period ended June 30, 2005.

The yield on average interest-earning assets increased 16 basis points to 4.88% during the third quarter of 2005, compared to the third quarter of 2004. An increase in the average loan portfolio was the most significant contribution to the increase in average interest-earning assets and the corresponding increase in yields. In addition, the Bank's other interest-earning assets have begun to realize increased yields associated with recent rate increases.

The rate paid on interest-bearing liabilities increased 73 basis points to 3.05% during the three-month period ended September 30, 2005 compared to the same period a year ago, respectively. This increase was driven by higher rates paid on savings accounts and time deposits, attributable in part to the recent actions by the Federal Reserve Board to increase the Fed Funds rate, Bank initiatives to attract deposits and the expansion of the branch network. The Bank also considers the migration from core deposits to higher yielding time deposits a consequence of the rising rate environment.

For the three months ended September 30, 2005, total interest and dividend income increased by $2.4 million or 38.3% to $8.8 million compared to $6.4 million for the three months ended September 30, 2004. Similarly, for the nine months ended September 30, 2005, total interest and dividend income increased by $9.1 million or 57.0% to $25.2 million compared to $16.0 million for the nine months ended September 30, 2004. These increases resulted primarily from $185.4 million and $254.4 million increases in average interest-earning assets during the three and nine-month periods ended September 30, 2005, respectively, when compared to the same periods ended September 30, 2004.

Interest income on loans receivable increased by $1.7 million to $5.3 million for the three months ended September 30, 2005 compared to $3.6 million during the same period last year. This increase resulted primarily from a $105.5 million increase in average loans outstanding to $385.7 million for the three months ended September 30, 2005 from $280.2 million for the same period last year. The rate on average loans increased to 5.48% during the three months ended September 30, 2005 from 5.12% for the comparable period last year.

Interest income on loans receivable increased by $3.6 million to $13.7 million for the nine months ended September 30, 2005 compared to $10.1 million during the same period last year. This increase resulted primarily from an $80.4 million increase in average loans outstanding to $340.1 million for the nine months ended September 30, 2005 from $259.7 million for the same period last year. The rate on average loans increased to 5.40% during the nine months ended September 30, 2005 from 5.19% for the comparable period last year. The Bank's second quarter purchase of $28.4 million in consumer loans with a weighted coupon rate of 8.0% significantly contributed to both the increase in average loans and rate.

Interest income on securities (tax equivalent) increased $818 thousand, or 30.7 % to $3.5 million for the three months ended September 30, 2005 from $2.7 million for the three months ended September 30, 2004. This increase resulted primarily from a $94.0 million increase in average securities to $331.0 million during the three months ended September 30, 2005 from $237.0 million for the same period last year. The tax-equivalent yield on average investments decreased to 4.21% during the three months ended September 30, 2005 compared to 4.50% during the three months ended September 30, 2004.

Interest income on securities (tax equivalent) increased $5.5 million, or 95.0% to $11.3 million for the nine months ended September 30, 2005 from $5.8 million for the nine months ended September 30, 2004. This increase resulted primarily from a $172.2 million increase in average securities to $352.3 million during the nine months ended September 30, 2005 from $180.1 million for the same period last year. The tax-equivalent yield on average investments remained consistent at 4.27% and 4.28% between the nine months ended September 30, 2005 and September 30, 2004, respectively.

Other interest income, which consists mainly of interest from interest-earning deposits, decreased $69 thousand and increased $67 thousand when comparing the three and nine-month periods ended September 30, 2005 and 2004, respectively. The quarter-to-quarter decrease resulted from a $15.2 decrease in the average balance of interest-earning deposits from $17.2 million for the three-month period ended September 30, 2004 to $2.0 million for the same period in 2005. Average interest-earning deposits increased by $400 thousand from $9.8 million for the nine months ended September 30, 2004 to $10.2 million for the same period in 2005. The average rate earned on these deposits increased by 82 basis points when comparing the same periods.

For the three months ended September 30, 2005, total interest expense increased by $2.5 million or 83.4% to $5.4 million compared to $2.9 million for the three months ended September 30, 2004. This increase resulted primarily from a $197.8 million, or 39.6% increase in average interest-bearing liabilities to $697.6 million for the three months ended September 30, 2005, from $499.8 million for the three months ended September 30, 2004. The rate paid on average interest-bearing liabilities increased to 3.05% for the three months ended September 30, 2005 from 2.32% for the same period last year.

Total interest expense increased by $7.7 million or 118.3% to $14.3 million compared to $6.6 million when comparing the nine month periods ended September 30, 2005 and 2004, respectively. This increase resulted primarily from a $260.5 million, or 61.9% increase in average interest-bearing liabilities to $681.1 million for the nine months ended September 30, 2005, from $420.6 million for the nine months ended September 30, 2004. The rate paid on average interest-bearing liabilities increased from 2.08% to 2.81% between the nine months ended September 30, 2004 and September 30, 2005, respectively.

Interest expense on deposits, the most significant portion of interest-bearing liabilities, increased by $1.8 million, or 79.2% to $4.1 million for the three months ended September 30, 2005 from $2.3 million for the comparable period last year. The average rate paid on these deposits increased to 2.88% for the three months ended September 30, 2005 from 2.18% for the three months ended September 30, 2004.

For the nine months ended September 30, 2005, interest expense on deposits increased by $5.5 million, or 97.3% to $11.1 million from $5.6 million for the comparable period last year. The average rate paid on these deposits increased to 2.69% for the nine months ended September 30, 2005 from 1.98% for the same period last year. The increase in the average rate during both the three and nine month periods was primarily due to certificates of deposits repricing at higher market rates and an upward adjustment of the rates paid on savings accounts. Management prices its deposit liabilities based on various factors, such as the interest rate environment, market conditions and local competition.

Interest expense on borrowings, comprised of short-term and long-term borrowings, repurchase agreements and subordinated debentures, increased by $628 thousand from $636 thousand for the three months ended September 30, 2004 to $1.3 million for the same period in 2005. The additional expense resulted from an increase of $49.7 million in average borrowings combined with a 73 basis point increase in the rate paid on average borrowings from 3.06% for the three months ended September 30, 2004 to 3.79% for the same period in 2005.

For the nine months ended September 30, 2005, interest expense on borrowings increased by $2.3 million from $940 thousand for the nine months ended September 30, 2004 to $3.2 million for the same period in 2005. The additional expense resulted from an increase of $88.8 million in average borrowings combined with a 29 basis point increase in the rate paid on average borrowings from 3.03% for the nine months ended September 30, 2004 to 3.32% for the same period in 2005.

Provision for Loan Losses

A provision for losses in the portfolio is charged to earnings in an amount sufficient, in management's judgment, for probable losses based upon the inherent risk in the Bank's loan portfolio, current economic conditions and historical trends. The provision for loan losses was $216 thousand, an increase of $99 thousand for the three months ended September 30, 2005 compared to $117 thousand during the three months ended September 30, 2004. The provision for loan losses was $722 thousand, an increase of $511 thousand for the nine months ended September 30, 2005 compared to $211 thousand during the nine months ended September 30, 2004. The increase in the provision for the three and nine month periods was primarily due to growth of the Bank's loan portfolio.

Noninterest Income

Noninterest income decreased $541 thousand to $349 thousand for the three month period ended September 30, 2005 compared to $890 thousand for the same period last year. Similarly, noninterest income decreased $259 thousand to $1.1 million for the nine months ended September 30, 2005 compared to $1.4 million for the same period last year. Increases in the cash surrender value of bank owned life insurance ("BOLI") of $116 thousand and $355 thousand for the three and nine months ended September 30, 2005, respectively, partially offset $709 thousand and $759 thousand decreases in realized gains on securities during those same periods. The BOLI was not purchased until the fourth quarter of 2004 so there were no comparable earnings in the corresponding periods of 2004.

Noninterest Expense

Noninterest expense increased $1.0 million, or 41.0% to $3.3 million for the quarter ended September 30, 2005 compared to $2.3 million for the quarter ended September 30, 2004. Similarly, noninterest expense increased $3.1 million, or 46.5% to $9.8 million for the nine months ended September 30, 2005 compared to $6.7 million for the same period in 2004. These increases are primarily due to increased salaries and benefits and additional occupancy expense attributed to the development of the Bank's infrastructure and branch locations.

Salaries and employee benefits increased $575 thousand or 44.6% and $1.8 million or 51.4% when comparing the three and nine month periods ended September 30, 2005, respectively, to those of the prior year. These increases were due to higher staffing levels as the number of full-time equivalent employees increased from 121 to 173 at September 30, 2004 and 2005, respectively, in addition to annual merit increases.

Occupancy, equipment and furnishings expense increased 49.2% from $368 thousand to $549 thousand between the three months ended September 30, 2004 and 2005, respectively. These expenses increased 65.3% from $1.0 million to $1.7 million for the nine months ended September 30, 2004 and 2005, respectively. These increases were primarily the result of equipment costs associated with the increased number of full-time equivalent employees and the occupancy of two additional branch offices, increasing the Bank's number of branches from 7 at September 30, 2004 to 9 at September 30, 2005.

Provision for Income Taxes

Income tax expense totaled $22 thousand in the third quarter of 2005, compared with $721 thousand in the third quarter of 2004, a decrease of $699 thousand or 96.9%. For the nine-month period ended September 30, 2005, income tax expense totaled $294 thousand, a $1.2 million or 80.4% decrease over the $1.5 million in the same period of 2004. The decrease for both the three and nine month periods was due to a combination of lower pre-tax income and a higher composition of BOLI and tax-exempt municipal income.

The effective tax rates were 7.2% and 38.0 % in the third quarters of 2005 and 2004, respectively, and 20.1% and 37.9% for the nine months ended September 30, 2005 and 2004, respectively. Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation. The Company's income tax provision reflects the impact of these items, which include interest income from tax-exempt securities, earnings on bank owned life insurance and the effect on taxable income of certain state tax credits. The decrease in effective tax rates over the prior year periods is due to an increase in the relative size of these tax-exempt items relative to total pre-tax earnings.

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

The overall asset/liability strategy of the Bank takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Management monitors the Bank's liquidity position daily in conjunction with the Federal Reserve position monitoring. The Bank may borrow funds from the Federal Home Loan Bank of New York on a short or long-term basis. It may sell or pledge investment securities to create additional liquidity. Since its inception in November 1999, the Bank's rapidly increasing core deposit base has provided its most significant source of funds. During the first nine months of 2005, the Bank's deposits increased 11.7% from $530.1 million to $592.1 million. However, short-term borrowings from the Federal Home Loan Bank have been used occasionally to offset fluctuations in deposit inflows and outflows and to manage liquidity needs at competitive rates.

The Bank is required to maintain specific amounts of capital pursuant to FDIC regulations. As of September 30, 2005, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with a total risk-based capital to risk-weighted assets ratio of 12.94% and a Tier 1 risk-based capital to risk-weighted assets ratio of 12.28% and a Tier 1 leverage ratio of 6.76%. These ratios exceed the minimum capital ratios as required by federal and state regulations.

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

GREAT LAKES BANCORP, INC.

/s/ Andrew W. Dorn, Jr.	, November 9, 2005
Andrew W. Dorn, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Kim S. Destro	, November 9, 2005
Kim S. Destro
Executive Vice President & Chief Financial Officer
(Principal Financial & Accounting Officer)