Form 10KSB
GREAT LAKES BANCORP INC
filed 2006-03-21
CIK 1217730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

(X)	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2005

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_______________ to _______________

Commission File Number:  000-50267

GREAT LAKES BANCORP, INC.

(Name of Small Business Issuer in its charter)

DELAWARE	13-4237490
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2421 MAIN STREET, BUFFALO, NEW YORK	14214
(Address of Principal Executive Offices)	ZIP Code

(716) 961-1900
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

Voting common stock, par value $.001 per share	3,955,565 shares
(Title of Class)	Outstanding at March 20, 2006

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to

such filing requirements for the past 90 days.	Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

State issuer’s revenues for its most recent fiscal year:  $ 32,404,212

The aggregate market value of the common voting stock held by non-affiliates of the registrant, as of March 20, 2006, was approximately $22,920,000 This computation excludes a total of 1,408,949 shares which are beneficially owned by the officers and directors of registrant who may be deemed to be the affiliates of registrant under applicable rules of the Securities and Exchange Commission.

Transitional Small Business Disclosure Format:	Yes ☐ No ☑

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Great Lakes Bancorp, Inc., (the “Company” or “GLB”), is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, or BHCA, with no operations other than those carried on by our wholly owned subsidiary, Greater Buffalo Savings Bank, (the “Bank” or “GBSB”).  GLB was organized in 2003 under the Delaware General Corporation Law for the purpose of becoming a holding company for GBSB.  GBSB is a New York State-chartered stock savings bank that began operations in November 1999 and is in the general business of community banking.

GLB's primary market area consists of the Western New York area.  GBSB has seven branches in Erie County; two branches in Chautauqua County and one in Niagara County, which are adjacent to Erie County.

The Greater Buffalo area has been experiencing a decline in its population and standard of living since 1970 due to a loss of manufacturing jobs.  Like many other industrialized areas, Buffalo suffered when the United States economy shifted from a manufacturing-based economy to a service-based economy.  Many large manufacturers shut down and manufacturing jobs were lost and replaced by lower paying service jobs, as a result of which people have moved away from the Greater Buffalo area.

According to the 2000 U.S. Census, the Buffalo-Niagara Falls Metropolitan Statistical Area (MSA) experienced a population decrease of 14.6% from 1970 to 2000, declining from 1,113,491 to 950,265.  The median age within the Greater Buffalo area is approximately 38 years old compared to the national median age of 35.  The area's labor force is estimated to be 62% of the population.  The median household income across the three counties is approximately $37,000 compared to $42,000 nationwide and the per capita income is approximately $19,000 compared to $22,000 nationwide.

GBSB utilizes deposits from new and existing customers, together with funds from other sources, to invest in a loan portfolio consisting of 1-4 family residential mortgages and home equity, multi-family residential, consumer, commercial real estate and commercial loans.  It also invests in U.S. Government bonds, bonds of U.S. government agencies, mortgage-backed securities and other fixed income securities.

GBSB offers its depositors checking and savings accounts and certificates of deposit that the FDIC insures, generally and subject to certain exceptions and qualifications, up to $100,000 per individual account holder.  It emphasizes loans designed for the residential and commercial real estate markets, including residential mortgage, business, commercial real estate and home equity loans.  Its residential loan products include fixed rate and adjustable rate mortgages, first and second mortgages, home improvement loans and home equity loans and lines of credit.  GBSB is approved as a Fannie Mae and a Freddie Mac seller/servicer, as well as an FHA approved lender.  In addition to commercial real estate loans, its commercial lending activities include equipment loans, working capital loans and lines of credit. GBSB is also an approved lender in the U.S. Small Business Administration Guaranteed Loan Program.

GBSB currently operates out of its main office and nine branch offices.  It employs tellers at each of its offices to accept deposits, to issue cash for withdrawal from accounts or from checks presented at the teller window and to receive payments on loans.  Its offices also house customer service representatives who open and service accounts, in addition to receiving applications for various types of loans. GBSB encourages its employees to remain at a single branch in order to become familiar with the customers of that branch and thereby provide personalized customer service.

GBSB has implemented state of the art technologies to facilitate its customers' needs.  It offers internet banking services through its website, www.gbsb.com.  This website allows customers to pay bills online, transfer funds between accounts, in addition to providing information on rates, products and services.  This website also provides links to other websites that GBSB believes are useful to its customers.  Management believes that the introduction of proven new technologies helps to extend GBSB's business and individual customer base in Western New York beyond the typical reach of its branch system.  In addition to internet banking services, GBSB offers to its customers telephone banking, debit card services and access to 24-hour ATM services through memberships in the JEANIE, NYCE, CIRRUS and MASTERCARD systems.

COMPETITION

GBSB faces strong competition for depositors and creditworthy borrowers.  It competes with local, regional, national and international commercial banks, savings banks and savings and loan associations.  Also, with the easing of regulatory restrictions on the financial services industry, it competes with money market mutual funds, mortgage bankers, insurance companies, stock brokerage firms, regulated small loan companies, credit unions and issuers of commercial paper and other securities. Many of the banking and financial institutions with which GBSB competes have operated in its market area for many years and have established customer bases.

Many of GBSB's competitors have substantial capital bases that allow for much larger commercial loans than GBSB can currently offer.  Some of GBSB's competitors offer services (such as trust and investment services, insurance sales and brokerage services) that GBSB does not currently offer.  Some of these competitors have a substantially greater number of branches in GBSB's primary market area.

GLB assets, deposits and net loans receivable have grown substantially since it began operations on November 9, 1999.  As of December 31, 1999, GLB assets, deposits and loan portfolio were approximately $15.1 million, $3.6 million and $74 thousand, respectively, compared to $775.1 million, $621.1 million and $409.3 million, respectively, at December 31, 2005.  Management continues to believe that there is room for growth for an independent community bank serving Western New York.

REGULATION AND SUPERVISION

General

GLB and GBSB are subject to extensive federal and state laws and regulations that impose restrictions on, and provide for regulatory oversight of, GLB's and GBSB's operations.  These laws and regulations are generally intended to protect depositors and not shareholders.  Any change in any applicable statute or regulation could have a material effect on GLB's and GBSB's business.

Regulatory authorities have broad flexibility to initiate proceedings designed to prohibit banks from engaging in unlawful activities and in unsafe and unsound banking practices.

GBSB is also affected by various governmental requirements and regulations, general economic conditions, and the fiscal and monetary policies of the federal government and the Federal Reserve Board.  The monetary policies of the Federal Reserve Board influence to a significant extent the overall growth of loans, investments, deposits, interest rates charged on loans, and interest rates paid on deposits.   The nature and impact of future changes in monetary policies are often not predictable.

Various federal and state statutory provisions limit the amount of dividends GBSB can pay to its holding company without regulatory approval.  Under New York law GBSB may not, without prior regulatory approval, declare or pay dividends in excess of the sum of its current year's earnings and its retained earnings from the two prior years.  At December 31, 2005, approximately $3.4 million of the total stockholders' equity of GBSB was available for payment of dividends to GLB without approval by the New York State Banking Department.

In addition, federal bank regulatory authorities have authority to prohibit GBSB from engaging in an unsafe or unsound practice in conducting its business.  Depending upon the financial condition of GBSB, the payment of dividends could be deemed to constitute an unsafe or unsound practice.  The ability of GBSB to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines.

Regulation of GLB

Federal Regulation. GLB is a holding company subject to the provisions of the Bank Holding Company Act.  Accordingly, its activities are limited to the business of banking, managing or controlling banks and other subsidiaries authorized by the Federal Reserve Board, and engaging in activities determined by the Federal Reserve Board to be so closely related to banking or managing and controlling banks as to be incidental thereto.  In addition, GLB is subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements.

GLB is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company.  Prior Federal Reserve Board approval is also required for GLB to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, GLB would, directly or indirectly, own or control more than 5% of the outstanding shares of any class of voting shares of such bank or bank holding company.  In evaluating such transactions, the Federal Reserve Board considers such matters as the financial and managerial resources and future prospects of the companies involved, competitive factors and the convenience and needs of the communities to be served.  Bank holding companies may acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits.  In addition to the approval of the Federal Reserve Board, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired.

A bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the outstanding voting securities of any company engaged in, non-banking activities.  One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) finance leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare and (vii) acquiring a savings association, provided that the savings association only engages in activities permitted by bank holding companies.

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by GLB and also limit various other transactions between GBSB and GLB.  For example, Section 23A of the Federal Reserve Act limits to no more than 10% of its total capital the aggregate outstanding amount of any insured bank's loans to and other "covered transactions" with any particular non-bank affiliate and limits to no more than 20% of its total capital the aggregate outstanding amount of any insured bank's covered transactions with all of its non-bank affiliates.  Section 23A of the Federal Reserve Act also generally requires that an insured bank's loans to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured bank's transactions with its non-bank affiliates be on arm's-length terms.

Bank holding companies are subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board, which are substantially similar to the capital requirements and guidelines imposed by the FDIC on state-chartered banks which are not members of the Federal Reserve System.  For this purpose, a bank's or bank holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to those assets or commitments.  In addition, risk-weighted assets are adjusted for low-level recourse and market-risk equivalent assets.  A bank's or bank holding company's capital, in turn, includes the following tiers:

(1)

core ("Tier 1") capital, which includes common equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets, and certain other assets; and

(2)

supplementary ("Tier 2") capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

Bank holding companies are required to maintain Tier 1 and "Total Capital" (the sum of Tier 1 and Tier 2 capital, less certain deductions) equal to at least 4% and 8% of their total risk-weighted assets (including certain off-balance-sheet items, such as unused lending commitments and standby letters of credit), respectively.  At December 31, 2005, GLB met both requirements, with Tier 1 and total capital equal to 11.64% and 12.32% of total risk-weighted assets, respectively.

The Federal Reserve Board and the FDIC have adopted rules to incorporate market and interest rate risk components into their risk-based capital standards.

The Federal Reserve Board also requires bank holding companies to maintain a minimum "Leverage Ratio" (Tier 1 capital to adjusted total assets) of 3% if the bank holding company has the highest regulatory rating and meets certain other requirements, or of 3% plus an additional cushion of at least 1 to 2 percentage points if the bank holding company does not meet these requirements.  At December 31, 2005, GLB's leverage ratio was 6.52%.

The Federal Reserve Board may set capital requirements higher than the minimums noted above for holding companies whose circumstances warrant it.  For example, bank holding companies experiencing or anticipating significant growth may be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Furthermore, the Federal Reserve Board has indicated that it will consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities or when a bank holding company faces unusual or abnormal risks.  The Federal Reserve Board has not advised GLB of any specific minimum leverage ratio applicable to it.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of such company's consolidated net worth.  The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any statute, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board.  However, well-capitalized bank holding companies meeting certain other criteria are not subject to the prior approval requirement.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies.  In general, the Federal Reserve Board's policies provide that dividends should be paid only if the bank holding company's net income available to common stockholders over the preceding year was sufficient to fully fund the dividends and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition.  The Federal Reserve Board's policies also require that a bank holding company serve as a source of managerial and financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary.  These regulatory policies could affect GLB's ability to pay dividends or otherwise engage in capital distributions.

If a default occurred with respect to a bank, any capital loans to the bank from its parent holding company would be subordinate in right of payment to payment of the bank's depositors and certain of its other obligations.

Under federal law, if a subsidiary bank of a holding company becomes undercapitalized, the bank holding company is required to guarantee compliance with a capital restoration plan until such subsidiary bank has been adequately capitalized on average for four consecutive quarters and has provided appropriate assurances of performance.

GLB's status as a bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction.  Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding common stock of a bank or bank holding company, or otherwise obtaining control or a "controlling influence" over that bank or bank holding company.

New York State Regulation. In addition to the Federal bank holding company regulations, a bank holding company organized or doing business in the State of New York may be also subject to regulation under the New York Banking Law ("NYBL").  The term "bank holding company," for the purposes of the NYBL, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls, or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions.  In general, a bank holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the NYBL.  Under the NYBL, the prior approval of the Banking Department is required before:  (i) any action is taken that causes any company to become a bank holding company; (ii) any action is taken that causes any banking institution to become or to be merged or consolidated with a subsidiary of a bank holding company; (iii) any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; (iv) any bank holding company or subsidiary thereof acquires all or substantially all of the assets of a banking institution or (v) any action is taken that causes any bank holding company to merge or consolidate with another bank holding company.  Additionally, certain restrictions apply to New York bank holding companies regarding the acquisition of banking institutions which have been chartered five years or less and are located in smaller communities.  Officers, directors and employees of New York bank holding companies are subject to limitations regarding loans obtained from subsidiaries.  As a single bank holding company, GLB is not currently subject to the bank holding company provisions of the NYBL.  However, any future acquisition of ownership, control, or the power to vote 10% or more of the voting stock of another bank or bank holding company will result in our being subject to such provisions.

Regulation of GBSB

Federal Regulation. As a state-chartered stock savings bank that is not a member of the Federal Reserve Board, GBSB is under the general supervision of the FDIC. GBSB is subject to periodic examinations by the FDIC to assure GBSB's safety and soundness and to review compliance with various regulatory requirements.  In addition, GBSB must obtain the approval of the FDIC prior to opening new branches.  The FDIC has substantial discretion in the exercise of its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves. GBSB must also file periodic reports with the FDIC concerning its activities and financial condition.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.  Under the FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to limitations.  The obligations of a controlling bank holding company under the  FDICIA to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC.  In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of the FDICIA.

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

The following table sets forth the actual regulatory ratios of GBSB as of December 31, 2005 in comparison to minimum required regulatory capital ratios for an "adequately capitalized bank."

		Required
Regulatory Ratio	Actual	Minimum
Risk-Weighted Capital:
Total Capital	12.0%	8%
Core (Tier 1) Capital	11.4%	4%
Leverage Ratio	6.4%	3% or 4%, depending on FDIC's
		examination rating

At December 31, 2005, GBSB was considered "well capitalized" under FDIC regulations.

It should be noted, however, that a bank's capital category is determined solely for the purpose of applying prompt corrective action regulations of its primary federal banking regulator, and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

New York State Regulation.  As a New York state-chartered stock savings bank, GBSB is subject to regulation by the Banking Department.  Various state statutes, rules and regulations affect its operations, including a requirement to maintain reserves against deposits, restrictions on the nature and the amount of loans it makes and the interest charged thereon, regulations relating to investments, and restrictions on other activities.  GBSB must file periodic reports with the Banking Department concerning its activities and financial condition.  In addition, it must obtain the approval of the Banking Department prior to entering into certain transactions, such as the opening of new branch offices.

GBSB is subject to periodic examinations by the Banking Department to review compliance with various regulatory requirements. The Banking Department has substantial discretion in the exercise of its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves.  Any change in such policies by the Banking Department could have a material adverse impact on GBSB and on its operations.

The NYBL prohibits GBSB from acquiring real estate as an investment, except under certain limited circumstances.  For example, it may purchase real estate if all or part of any property is to be utilized as a banking office or to house employees engaged in bank operations.  Moreover, the book value of real estate and leasehold improvements that GBSB may own to conduct its banking operations may not exceed 5% of its total assets, except that the New York State Superintendent of Banks may waive this restriction if, in his or her sole judgment, a waiver will not adversely impact GBSB's financial condition. GBSB may also acquire real estate through foreclosure of properties to satisfy mortgage debts where mortgagors have defaulted.

Sarbanes-Oxley Act of 2002

The Act implemented legislative reforms intended to address corporate and accounting fraud.  GLB will be required to be compliant with the Act as of December 31, 2007.

In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require pre-approval by the company's audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time.  The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct.  Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted.  In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors.  The Federal Accounts for Investor Restitution provision also requires the SEC to develop methods of improving collection rates.  The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations.  Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date.  The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading.  The Act also requires the SEC to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders.  The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls.

EMPLOYEES

As of December 31, 2005, GBSB had 200 employees, of which 169 were full-time and 31 were part-time.  GBSB’s employees are not covered by a collective bargaining agreement nor are there any employment contracts in place.

REPORTS TO SECURITY HOLDERS

GLB’s shareholders receive an annual report that contains financial statements audited and reported upon by an independent registered public accounting firm.  In addition, we prepare and disseminate unaudited financial information on a quarterly basis as of March 31st, June 30th and September 30th.  The Federal Financial Institution Examination Council (“FFIEC”) receives quarterly data and prepares a ‘Uniform Bank Performance Report (“UBPR”)’ that is available for public review on the FFIEC website (http://www.ffiec.gov/UBPR.htm).  In addition, all information filed with the SEC (except that deemed confidential under FDIC rules), is available for inspection at the SEC website www.sec.gov.

SOURCES OF FUNDS

GBSB's primary sources of funds are deposits, borrowed funds and repurchase agreements, scheduled amortization and prepayments of principal from loans and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations.

GBSB offers a broad array of deposit products including demand checking, NOW, money market and savings accounts, as well as certificates of deposit.  GBSB seeks deposits within its market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. GBSB's diverse product menu is designed to attract and retain customers, with the primary focus on building and expanding relationships.  GBSB typically pays competitive rates on interest-bearing deposits to garner market share.  GBSB may become more or less competitive in its interest rate structure as its liquidity and capital position change.

Deposits totaled $621.1 million at December 31, 2005 with a weighted average rate of 3.10%.  Certificates of deposit totaled $293.1 million, or 47.2% of the total deposit base.  The average weighted rate paid on these time deposits is 3.87% as of December 31, 2005.  Based on historical experience and GBSB's current pricing strategy, management believes it will retain a large portion of these accounts upon maturity.

As of December 31, 2005, core deposits totaled $328.0 million, or 52.8% of GBSB's total deposit base with a weighted average rate of 2.41%, including $23.8 million of noninterest-bearing deposits and $100.5 million in money market accounts with a weighted average rate of 3.50%.

LENDING ACTIVITIES

General

Since the opening of GBSB, lending activities have been primarily directed towards the origination of real estate secured loans.  The primary focus has been first mortgage loans on 1-4 family residences.  GBSB also makes commercial loans secured by various types of properties, including office, multifamily, retail and others. GBSB provides home equity loans on both an open and closed end basis, which are primarily secured by owner occupied residences.  GBSB is approved as a seller/servicer for both Fannie Mae and Freddie Mac.  GBSB presently services loans sold to Fannie Mae.  In late 2003, GBSB entered the indirect auto lending business by virtue of a relationship with a major local dealership group.

During 2005, GLB's management began to implement a new long-term strategy for future growth of the lending portfolio.  The ultimate goal will be to grow the following loan segments so that they each will be 25% of the total portfolio: commercial real estate secured; commercial and industrial; consumer and residential 1-4 family.  Additional staffing, as well as software applications to support increased volumes and loan complexity will be key, to the successful implementation of this strategy over the long term. A key objective will be to maximize adjustable rate pricing, while reducing interest rate sensitivity risk due to shortened relative maturities.

GBSB has not been operating long enough to have an established history regarding actual loan losses.  However, actual losses to date have been negligible.  Loans charged-off during 2001, 2002, 2003, 2004 and 2005 were $1,000, $20,000, $10,000, $13,000, and $65,000, respectively.  Having no consequential history of its own, GBSB monitors and utilizes industry standards when considering the adequacy of its allowance as a percentage of gross loans.  Based on the collective experience of management and industry practices, GBSB believes that at December 31, 2005 an allowance of $2.9 million, or 0.38% of total assets, was sufficient to absorb credit losses inherent in the loan portfolio at December 31, 2005.

GBSB's loan loss methodology consists of several key components, including a review of the two categories of GBSB's loan portfolio, performing loans and classified loans.  Performing loans are reviewed based upon the premise that there are losses inherent within the loan portfolio that have been incurred as of the balance sheet date that have not yet been identified.  GBSB utilizes a formula to determine its allowance relating to performing loans, reserving various percentages for each loan category. Classified loans are designated as substandard, doubtful or loss.  GBSB considers a loan to be substandard if it is inadequately protected by the current net worth and paying capacity of the borrower and/or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that GBSB could sustain some loss if the deficiencies are not corrected.  Loans classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Loans classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  When GBSB classifies problem loans as either substandard or doubtful, it establishes allowances for loan losses in amounts deemed prudent by management, generally at 20% and 50%, respectively.  Substandard loans at December 31, 2005 totaled $909 thousand.  There were no loans classified as doubtful at December 31, 2005.

Mortgage Lending

GBSB continues to use a mix of independent mortgage brokers, in addition to staff originators, to generate 1-4 family mortgage loans.  As the refinance activity that has been the mainstay of application activity for the past several years appears to have run its course, it appears that the mortgage market is in the process of returning to more historic production levels driven primarily by home purchase activity.  GBSB has developed an array of adjustable-rate mortgage products to augment the fixed rate and biweekly products that have been the most attractive in GBSB's market for the past several years.  Total residential mortgage loans outstanding at December 31, 2005 were $223.9 million and represented 55.2% of GBSB's total loan portfolio.  Residential mortgage loans generally entail less risk than any other portion of GBSB's loan portfolio.  Residential mortgage loan collections are dependent on the borrower's continued financial stability, which can be adversely affected by job loss, divorce, illness or personal bankruptcy.  However, the loans generally have excess collateral coverage and the value of the collateral typically appreciates or remains constant over time, resulting in a greater likelihood that the value of the collateral will not be less than the loan balance.  At the time of origination, inspections and independent appraisals are made to substantiate then current market values.

Commercial Real Estate Lending

In order to increase the percentage of GBSB's portfolio allocated to commercial real estate loans, GBSB intends to originate larger loans, including construction loans that GBSB had not been able to compete for historically due to lending limit policy restrictions. GBSB also intends to "follow" some local real estate developers with successful track records to areas outside its immediate market area in Western New York.  Consideration will also be given to the purchase of quality real estate secured loans either on a whole or participation basis.  Total commercial mortgage loans outstanding at December 31, 2005 were $51.8 million and represented 12.7% of GBSB's total loan portfolio.  Commercial real estate loans often entail significant additional risk compared with residential mortgage lending, as they typically involve larger loan balances concentrated with a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is mostly dependent on a project’s ability to attract and retain tenants that are able to generate sufficient income to pay their rent and, thus, may be subject to a greater extent to adverse conditions in the real estate market or in the general economy.

Commercial and Industrial Lending

GBSB serves the needs of local business through various commercial loan and deposit products.  It offers traditional commercial and business loan products.  GBSB's plans for the commercial lending portfolio include seeking larger credits as our capacity for such loans increases, seeking more opportunities for SBA guaranteed loans and seeking more opportunities in small business lending while enhancing our commercial banking product support on the retail side of GBSB.  Total commercial and industrial loans outstanding at December 31, 2005 were $36.9 million and represented 9.1% of GBSB's total loan portfolio.  Commercial and industrial lending is generally considered to involve a higher degree of credit risk than commercial lending secured by real estate. The repayment of unsecured commercial loans is generally dependent upon the success of the borrower's business, and, thus, may be subject to a greater extent to adverse conditions in the general economy.

Consumer Lending

The consumer lending portfolio includes home equity loans and lines of credit, automobile loans, overdraft protection, secured installment loans, and deposit secured loans. Total consumer loans outstanding at December 31, 2005 were $88.0 million, representing 21.7% of the total loan portfolio.  GBSB will seek to increase the auto lending business by expanding the installation of automated application and loan documentation software into the retail branch network to enhance market opportunities on a direct lending basis, advertising campaigns to attract more consumer applications and by exploring the possibility of expanded loan products to include recreational, marine and unsecured loans.  Consumer loans generally entail greater risk of loss than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that generally depreciate, such as automobiles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continued financial stability, which can be adversely affected by job loss, divorce, illness or personal bankruptcy.

ITEM 2.    DESCRIPTION OF PROPERTY

Greater Buffalo Savings Bank maintains its corporate headquarters and main banking office at 2421 Main Street, Buffalo, New York.  This property was purchased in 2000 and, after extensive renovations, the Bank occupied the building in November 2002. The Bank conducts banking operations at the following properties:

		Square	Owned or
Location	Date Opened	Footage	Leased

2421 Main Street	November 2002	72,000	Owned
Buffalo, New York (main office)

47 Court Street	November 1999	6,700	Leased
Buffalo, New York

320 Orchard Park Road	September 2000	3,000	Leased
West Seneca, New York

107 Main Street	September 2001	3,800	Leased
North Tonawanda, New York

4950 Main Street	June 2003	4,000	Owned
Amherst, New York

3438 Delaware Avenue	May 2004	4,000	Owned
Tonawanda, New York

690 Kenmore Avenue	December 2004	4,000	Owned
Kenmore, New York

23 West Third Street	March 2005	1,000	Leased
Jamestown, New York

Dunkirk-Fredonia Plaza	August 2005	3,200	Leased
Fredonia, New York

8550 Transit Road	November 2005	4,000	Owned
East Amherst, New York

2715 Niagara Falls Boulevard	April 2006	3,000	Owned
Amherst, New York	(under construction)

315 Stahl Road	April 2006	3,000	Owned
Getzville, New York	(under construction)

372 Connecticut Street	July 2006	2,500	Owned
Buffalo, New York	(under construction)

870 Fairmount Avenue	July 2006	2,700	Owned
Lakewood, New York	(under construction)

2090 George Urban Boulevard	July 2006	4,000	Owned
Depew, New York	(under construction)

Management believes that the Bank’s properties have been adequately maintained, are in generally good condition and are suitable for its business as presently conducted.

The Bank has made substantial investments in branch offices, leasehold improvements, fixtures, equipment, vehicles and furniture.  At December 31, 2005, the net book value of its premises and equipment was $19.2 million.

ITEM 3.    LEGAL PROCEEDINGS

Neither Great Lakes Bancorp, Inc. nor Greater Buffalo Savings Bank are a party to any legal proceeding other than routine litigation involving collection actions for loans and overdrawn accounts or other collection activities incidental to its business.  None of these proceedings would, if adversely determined, have a material effect on either the Company’s or the Bank’s financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ended December 31, 2005 to a vote of shareholders of the Company through the solicitation of proxies or otherwise.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

COMMON STOCK

The Company’s common stock is not listed on any exchange or quoted on the NASDAQ National Market System, nor are there any market makers known to management.  As of December 31, 2005, there were 764 holders of record of the Company’s common stock, excluding individual participants in security position listings.

Great Lakes Bancorp, Inc. has not paid cash dividends since its inception.  Payment of dividends is generally consistent with a financial institution’s growth strategy, prospective rate of earnings, ongoing capital needs, asset quality and the overall financial condition of the organization.  The Company intends to follow a policy of retaining earnings to provide funds to operate and expand the Bank’s business.  Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including the Bank’s earnings, financial condition, cash requirements and general business conditions.

Federal and state Banking regulations place certain restrictions on dividends paid by Greater Buffalo Savings Bank to the Company. Under these restrictions, our Bank may not, without the prior approval of regulators, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings of the two prior years. Greater Buffalo Savings Bank paid dividends of $1.3 million to the Company during 2005, primarily for the payment of interest on subordinated debentures issued by the Company and the payment of merger-related costs.

CLASS B COMMON STOCK

In April 2004, the Company issued 115,750 shares of Common stock, in exchange for 115,750 shares of Class B Common stock, to the sole shareholder of the Class B Common Stock.  Subsequent to this transaction, there were 5,000,000 shares of Class B Common stock authorized but none issued or outstanding.

At the annual meeting of shareholders held in June 2004, Great Lakes Bancorp, Inc. shareholders voted to adopt an amendment to the certificate of incorporation of the Company.  This amendment eliminated the 5,000,000 authorized shares of our Class B common stock.  (See ITEM 6   “Shareholders’ Equity” for further discussion)

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   OPERATIONS

OVERVIEW

The following is an analysis of the financial condition and results of operations of Great Lakes Bancorp, Inc. and its wholly owned subsidiary, Greater Buffalo Savings Bank.  The consolidated financial condition and operating results are primarily dependent on Greater Buffalo Savings Bank, and all references to Great Lakes Bancorp, Inc. or its financial condition or operating results prior to April 30, 2003 (except where otherwise indicated) are references to Greater Buffalo Savings Bank.  This item should be read in conjunction with the consolidated financial statements and related notes filed herewith in Part II, Item 7, “Financial Statements” and the description of the Company’s business filed herewith in Part I, Item 1, “Description of Business”.

Great Lakes Bancorp, Inc., a Delaware corporation, was incorporated on February 10, 2003 for the purpose of becoming the holding company for Greater Buffalo Savings Bank.  A stock form savings bank chartered under the Banking Laws of New York State, the Bank began operations with a single office on November 9, 1999.

The Bank’s principal business activity is providing financial products and services to both consumers and businesses in Buffalo and the surrounding communities of Western New York.  Ten full service branches are operated in Western New York, seven within Erie County, one in Niagara County and two in Chautauqua County. Seven additional offices are expected to be opened over the next year to supplement current deposit gathering capacity and to broaden the Bank’s market reach.

The Bank’s revenues are derived principally from interest earned on loans, mortgage-backed securities and other investment securities. Its primary sources of funds are deposits, borrowings, scheduled amortization and prepayments of principal from loans and from mortgage-backed securities, maturities, calls and sales of investment securities or loans and funds provided by operations.

The Company incurred a net loss of $468 thousand, or $(0.12) per basic and diluted share for the year ended December 31, 2005, compared to net income of $3.5 million, or $1.01 per basic and diluted share for the year ended December 31, 2004.  The decrease in net income from 2004 to 2005 stems principally from a lower net interest margin attributed to the current rate environment and losses realized from the sale of securities during 2005.

The Company’s primary source of revenue is net interest income, which is the difference between interest income we earn on loans and investment securities, reduced by the interest expense we pay on deposits and borrowings. During 2005, higher interest rates resulted in increased asset yields, however, the cost of funding interest-bearing liabilities increased at a faster rate. The increasing interest rate environment and flattening of the yield curve had a significant impact on our 2005 results. We currently expect continued pressure on our net interest margins in 2006 due to the challenging rate environment, the anticipated slowing of lower cost core deposit growth and continued pricing pressure in the Company’s markets for both loan and deposit products.

In the current interest rate environment, we have chosen to price more competitively on certificates of deposit and experienced a shift in the deposit mix from core deposits to certificates as consumer preferences trended toward higher yielding products.

In December 2005, the Company restructured a portion of its balance sheet by selling approximately $86 million of fixed rate investment securities resulting in the Company realizing approximately $3.1 million in pre-tax losses.  This sale was a strategic initiative by the Company to reduce interest rate risk exposures and increase net earnings in future periods.  With the prospects of further increases in short-term interest rates and the potential for a continuation of a flat yield curve, management took these actions as a means to enhance future shareholder value.

FORWARD-LOOKING STATEMENTS

When used or incorporated by reference, the words “anticipate”, “estimate”, “expect”, “project”, “target”, “goal”, and other similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such forward-looking statements are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected.  Readers are cautioned not to place undue reliance on these forward-looking statements, as they reflect management's analysis only as of the date of this report.The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

During the fourth quarter of 2005, the Company entered into an Agreement and Plan of Merger with Bay View Capital Corporation. The merger is expected to close in the second quarter of 2006.  The discussion and analysis contained herein does not consider the effect of this merger on the Company’s future operations.

CRITICAL ACCOUNTING ESTIMATES

Management is required to evaluate and disclose those accounting estimates that are judged to be critical, which are those most important to the portrayal of our financial condition and results of operations, and that require management’s most subjective and complex judgments.  Management considers the accounting estimates relating to the provision for loan losses and related allowance for loan losses and the determination of the deferred tax asset to be critical accounting estimates.

The allowance for loan losses is management’s estimate of probable loan losses inherent in the Bank’s lending portfolios.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Loan exposures deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.

The Bank performs periodic reviews of its lending portfolios to identify inherent risks and to assess the overall collectibility of those portfolios.  An estimated loss percentage is applied to each homogeneous segment, generally consisting of residential mortgage loans, consumer loans and commercial loans.  Additionally, an estimated loss percentage is applied to loans that have been classified as substandard, doubtful or as a loss by the Bank.  The estimated losses associated with each of these individual components are then accumulated to determine the total allowance for loan losses.

The deferred tax asset consists primarily of the federal tax benefit associated with net operating loss carryforwards, the allowance for loan losses and unrealized losses on investment securities, offset by the deferred tax liability associated with deferred loan origination fees and depreciation.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  No reserve has been established against this asset, as management believes it is more likely than not that the deferred tax asset will be realized through future taxable earnings.

FINANCIAL CONDITION

Cash and Cash Equivalents

Noninterest-bearing cash and due from banks increased from $9.1 million at December 31, 2004 to $13.1 million at December 31, 2005.  Interest-earning deposits in other financial institutions increased from $20.9 million at December 31, 2004 to $82.4 million at December 31, 2005, primarily due to the aforementioned sale of securities.  The average yields earned on these deposits over the years ended December 31, 2005 and 2004 were 2.68% and 1.62%, respectively.  Daily cash levels may show significant fluctuations due to a variety of operating factors.  Most significantly, the timing of deposit inflows, normal inflows and outflows in transaction accounts, short-term borrowings, loan closings and securities purchases may cause short-term swings in cash balances. Management attempts to invest all excess cash as quickly as possible.

Investment Securities

The Bank’s investment policy is designed to ensure liquidity for operations, help manage interest rate risk, manage asset quality diversification and maximize yield. Ongoing review of the performance of the investment portfolio, market values, market conditions, current economic conditions, liquidity needs and other matters related to investing activities is performed by management and reviewed by the Asset/Liability Committee of the Bank and the Board of Directors.  At the date of purchase, the Bank is required to classify debt and equity securities into one of three categories: held to maturity, trading or available for sale.  At each reporting date, the appropriateness of this classification is reviewed.

The average life of the investment portfolio increased from 4.3 years at December 31, 2004 to 4.8 years at December 31, 2005, as investments were made in medium term bonds and as prepayments decelerated on mortgage-backed securities.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes.  Activity in this portfolio is undertaken to manage liquidity and interest rate risk and to take advantage of market conditions that create economically more attractive returns.  This portfolio decreased $125.5 million to $212.0 million at December 31, 2005.  Purchases and sales of available for sale securities totaled $82.8 million and $125.3 million, respectively, during the year ended December 31, 2005.  The average estimated life of securities available for sale, adjusted for historical prepayment patterns on mortgage-backed securities, was 4.3 years with a weighted average yield of 4.88% at December 31, 2005, compared to 4.1 years with a weighted average rate of 4.47% at December 31, 2004.  The available for sale portfolio had net unrealized losses of $4.5 million and $3.6 million at December 31, 2005 and 2004, respectively. Management of the Company has concluded that the unrealized losses at December 31, 2005 were temporary, taking into consideration the period of time the securities were in a loss position, the percentage decline in comparison to the securities’ amortized cost, the financial condition of the issuers, and the Company’s ability and intent to hold these securities until their fair values recover.

Securities classified as held to maturity are carried at amortized cost when the Bank has the positive intent and ability to hold such securities to maturity.  The amortized cost of the portfolio increased $8.9 million to $16.0 million at December 31, 2005.  Purchases of held to maturity securities totaled $8.9 million during the year ended December 31, 2005.  The average estimated life of held to maturity securities was 12.2 years with a weighted average yield of 3.87% at December 31, 2005, compared to 14.0 years with a weighted average yield of 3.69% at December 31, 2004.  The held to maturity portfolio had net unrealized losses of $404 thousand and $39 thousand at December 31, 2005 and 2004, respectively.  The Bank began purchasing municipal bonds in the held to maturity portfolio during the fourth quarter of 2004 as a means to reduce future taxable income.  Interest income from tax-exempt securities was $459 thousand and $9 thousand for the years ended December 31, 2005 and 2004, respectively.

The following table sets forth the amortized cost and fair values of the available for sale and held to maturity portfolios at December 31, 2005, 2004 and 2003:

	At December 31,
	2005		2004		2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agency obligations	$19,996	$19,681	$36,979	$36,465	$17,481	$16,807
Mortgage-backed securities	193,344	189,297	302,027	298,906	114,532	114,423
State and municipal obligations	2,162	2,131	-	-	-	-
Corporate and other debt obligations	1,016	916	2,163	2,168	5,875	6,003
Total available for sale securities	$216,518	$212,025	$341,169	$337,539	$137,888	$137,233

Securities held to maturity:
State and municipal obligations	$13,014	$12,624	$4,101	$4,070	$-	$-
Corporate and other debt obligations	3,010	2,996	3,010	3,002	2,000	1,988
Total held to maturity securities	$16,024	$15,620	$7,111	$7,072	$2,000	$1,988
Total investment securities	$232,542	$227,645	$348,280	$344,611	$139,888	$139,221

The composition and contractual maturities of the available for sale and held to maturity portfolios at December 31, 2005 are summarized in the following table.  The table does not reflect the impact of prepayments or redemptions that may occur, which may substantially reduce the contractual maturities of these securities.

	At December 31, 2005
		Weighted
	Amortized	Average
	Cost	Yield(1)
	(Dollars in thousands)
Securities available for sale:
U.S. Government agency obligations:
Due from five to ten years	$10,000	4.95%
Due after ten years	9,996	4.96
Mortgage-backed securities: (2)
Due from five to ten years	1,969	4.91
Due after ten years	191,375	4.89
State and municipal obligations:
Due from five to ten years	2,162	5.37
Corporate and other debt obligations:
Due from one to five years	1,016	5.33
	216,518	4.90
Securities held to maturity:
State and municipal obligations:
Due from one to five years	459	3.89
Due from five to ten years	10,252	5.17
Due after ten years	2,303	5.41
Corporate and other debt obligations:
Due after ten years	3,010	5.83
	16,024	5.29
Total investment securities	$232,542	4.93%

(1)  The weighted average yields are stated on a federal tax equivalent basis using a tax rate of 34%.

(2)  Does not reflect anticipated maturity from prepayments on mortgage-backed securities.  Estimated lives are significantly shorter than contractual maturities.

The investment portfolio contains securities issued by the following entities (exclusive of obligations of the U.S. Government and federal agencies) whose total amortized cost exceeds 10% of the Company's shareholders' equity at December 31, 2005.

	At December 31, 2005
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Issuer:
Bank of America Funding Corporation	$9,966	$9,792
Bank of America Mortgage Securities	17,497	17,123
Bear Stearns Adjustable Rate Mortgage Trust	3,920	3,883
Citicorp Mortgage Securities, Inc.	16,714	16,331
CS First Boston Mortgage Securities Corp.	4,773	4,641
Countrywide Home Loans	5,638	5,539
First Horizon Alternative Mortgage Securities Trust	3,578	3,512
GMAC Mortgage Corporation Loan Trust	17,936	17,671
GSR Mortgage Loan Trust	18,829	18,419
Residential Asset Securities Trust	3,919	3,814
Residential Funding	4,993	4,877
Salomon Brothers Mortgage Securities	12,167	11,797
Washington Mutual	5,846	5,733
Wells Fargo MBS Trust	28,887	27,996

Loans

The loan portfolio inherently is exposed to both interest rate and credit risk.  The Bank attempts to control such risks through analysis of credit worthiness and portfolio diversification.  During 2005, loans receivable increased $116.7 million from $292.6 million to $409.3 million.  The portfolio consists of 81.5% mortgage loans secured by real estate, 9.1% commercial and industrial loans and 9.4% consumer loans with an average weighted rate of 6.05% at December 31, 2005, compared to 5.57% at December 31, 2004.

The majority of the Company’s loans are to customers located in Western New York.  The ultimate collectibility of these loans is susceptible to changes in market conditions in this region.  Approximately 91% of real estate loans are secured by properties located in the eight counties of Western New York.  1.7% are SBA/USDA guaranteed loans purchased in the secondary market and secured by property outside of New York State.  4.4% are home equity loans purchased from a Mid-West bank and secured by properties in various states.  The remaining 2.9% were directly originated and secured by properties located in various states predominantly owned by borrowers residing in the Buffalo area.

The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	Loan Portfolio Composition by Category
	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential	$223,917	55.2%	$197,477	68.0%	$170,830	76.1%	$109,518	77.2%	$53,732	78.3%
Home equity	49,874	12.3	27,678	9.5	19,924	8.9	11,997	8.5	4,743	6.9
Commercial	51,758	12.7	27,637	9.5	19,594	8.7	13,004	9.2	4,477	6.6
Construction	5,319	1.3	5,776	2.0	1,459	0.7	264	0.2	908	1.3
Total mortgage loans	330,868	81.5	258,568	89.0	211,807	94.4	134,783	95.1	63,860	93.1

Commercial and industrial loans	36,940	9.1	12,236	4.2	11,379	5.1	6,567	4.6	3,997	5.8
Automobile loans	37,626	9.3	19,428	6.7	839	0.4	-	-	-	-
Other consumer loans(1)	491	0.1	249	0.1	361	0.1	434	0.3	742	1.1
Total loans	405,925	100.0%	290,481	100.0%	224,386	100.0%	141,784	100.0%	68,599	100.0%

Allowance for loan losses	(2,910)		(2,097)		(1,807)		(1,377)		(925)
Deferred loan costs, net	6,321		4,260		3,373		1,851		1,196
Total loans, net	$409,336		$292,644		$225,952		$142,258		$68,870

(1)  Secured personal loans and loans secured by deposit accounts.

The following table summarizes the contractual maturities of the Bank’s loan portfolio at December 31, 2005. Loans with adjustable or renegotiable interest rates are shown as maturing in the period in which the contract is due. The table reflects the entire unpaid principal balance of a loan in the maturity period that includes the final payment date, and accordingly, does not reflect the effects of scheduled payments or possible prepayments.

	Loan Maturity
	At December 31, 2005
	Less than	One to	More than
	One Year	Five Years	Five Years	Total
	(Dollars in thousands)

Residential mortgages	$-	$541	$223,376	$223,917
Commercial mortgages	785	12,660	38,313	51,758
Construction loans	2,951	1,917	451	5,319
Commercial and industrial loans	17,875	15,182	3,883	36,940
Consumer loans (1)	257	31,338	56,396	87,991
Total loans	$21,868	$61,638	$322,419	$405,925

(1)  Includes home equity loans and lines of credit, automobile loans, secured personal loans and loans secured by deposit accounts.

The following table sets forth the dollar amount of all fixed rate and adjustable rate loans at December 31, 2005 that are contractually due after December 31, 2006:

	Interest Sensitivity
	Loans Due After December 31, 2006
		Floating or
	Fixed	Adjustable
	Rate	Rates	Total
	(Dollars in thousands)

Residential mortgages	$191,978	$31,939	$223,917
Commercial mortgages	6,359	44,614	50,973
Construction loans	11	2,357	2,368
Commercial and industrial loans	11,128	7,937	19,065
Consumer loans, including home equities	58,288	29,446	87,734
Total loans	$267,764	$116,293	$384,057

Total unfunded loan commitments and unused lines of credit at December 31, 2005 and 2004 were $63.6 million and $44.4 million, respectively.

The table below sets forth the amounts and categories of the Bank’s non-performing assets at the dates indicated.  At each date presented, there were no loans subject to troubled debt restructuring.

	Delinquent and Non-performing Assets
	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Nonaccrual loans	$625	$459	$287	$821	$42
Accruing loans contractually past due 90 days or more	662	189	49	359	239
Foreclosed assets	126	56	202	58	-
Total non-performing assets	$1,413	$704	$538	$1,238	$281

Ratios:
Non-performing loans to total loans	0.31%	0.22%	0.15%	0.82%	0.40%
Non-performing assets to total assets	0.18%	0.10%	0.14%	0.55%	0.25%

Gross interest income that would have been recorded had the nonaccrual loans been current in accordance with their original terms amounted to $9 thousand, $20 thousand, $7 thousand, $39 thousand and $1 thousand for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

Allowance for Loan Losses

Greater Buffalo Savings Bank has experienced limited loan losses since it began operations in 1999.  Loans charged off during 2001, 2002, 2003, 2004 and 2005 were $1 thousand, $20 thousand, $10 thousand, $13 thousand and $65 thousand, respectively. The allowance was also reduced by $65 thousand relating to loans sold to FNMA during 2005.  The Bank uses this limited experience as well as industry experience and standards when considering the adequacy of its allowance.  The Bank believes that the loan loss allowance at December 31, 2005 of $2.9 million, or 0.71% of total loans, was sufficient to absorb credit losses inherent in the loan portfolio.

Greater Buffalo Savings Bank’s loan loss methodology consists of several key components, including a review of the two elements of the Bank's loan portfolio, performing loans and classified loans.  Performing loans are reviewed based upon the premise that there are losses inherent within the loan portfolio that have been incurred as of the balance sheet date but not yet been identified. The Bank utilizes a formula to determine its allowance relating to performing loans, reserving various percentages for each loan category.  In deriving these loss percentages, management considers the following criteria: the historical loss experience of each loan category; an assessment of economic trends and conditions; the level and composition of new loan activity; specific industry conditions; and specific risk factors impacting the portfolios, such as the interest rate environment and the current condition and recent history of the overall local real estate market.

Classified loans are designated as substandard, doubtful or loss.  The Bank considers a loan to be substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the Bank could sustain some loss if the deficiencies are not corrected.  Loans classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable.  Loans classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  When the Bank classifies problem loans as either substandard or doubtful, it establishes allowances for loan losses in amounts deemed prudent by management, generally at 20% and 50%, respectively.  Loans totaling $909 thousand are classified as substandard at December 31, 2005 compared to $740 thousand at December 31, 2004.  There were no loans classified as doubtful at December 31, 2005 and 2004.

The following table summarizes, for the periods indicated, the activity in the allowance for loan losses and other related data:

	Loan Loss Analysis
	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Average loans	$358,592	$266,702	$183,361	$107,771	$38,934
Loans outstanding at end of the period	412,246	294,741	227,759	143,635	69,795

Allowance for loan losses, beginning of the period	2,097	1,807	1,377	925	92
Charge-offs for the period:
Residential mortgage	-	-	-	15	-
Commercial loans	6	-	-	4	-
Consumer loans	59	13	10	1	1
Total charge-offs	65	13	10	20	1
Recoveries for the period:
Consumer loans	9	2	-	1	-
Total recoveries	9	2	-	1	-
Net charge-offs for the period	56	11	10	19	1
Provision for loan losses	934	301	440	471	834
Allowance related to loans sold	65	-	-	-	-
Allowance for loan losses, end of the period	$2,910	$2,097	$1,807	$1,377	$925

Ratios:
Net charge-offs to average loans	0.02%	0.01%	0.01%	0.02%	0.01%
Allowance to end of period loans	0.71%	0.71%	0.79%	0.96%	1.33%
Allowance to end of period non-performing loans	226.04%	323.72%	539.02%	116.69%	328.89%

The Bank’s reserve calculation and the resulting allowance for loan losses is reviewed for reasonableness by the Loan Committee of the Board of Directors on a monthly basis.  Although management utilizes the most reliable information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change.  As part of the credit administration process, the Bank engages an outside consultant to review the loan portfolio on a regular basis.  The information from this review is used to monitor individual loans as well as to evaluate the overall adequacy of the allowance for loan losses. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses.  Based on their judgments about information available to them at the time of their examination, the regulators may require adjustments to the allowance.

The following table summarizes, for the periods indicated, the allocation of the allowance for loan losses among various categories of loans at December 31, 2005, 2004, 2003, 2002 and 2001.  The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur.  The total allowance is available to absorb losses from any segment of loans.

	Allowance for Loan Losses
	At December 31,
	2005		2004		2003		2002		2001
		Percentage		Percentage		Percentage		Percentage		Percentage
		of loans by		of loans by		of loans by		of loans by		of loans by
		category to		category to		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in thousands)
Real estate loans:
Residential	$1,442	55.3%	$1,268	68.6%	$1,043	76.8%	$776	77.4%	$496	78.6%
Commercial	585	13.9	388	10.9	294	8.7	331	9.2	215	7.6
Commercial and
industrial loans	428	9.1	171	4.2	256	5.1	145	4.6	159	5.8
Consumer loans	455	21.7	270	16.3	214	9.4	125	8.8	55	8.0
Total	$2,910	100.0%	$2,097	100.0%	$1,807	100.0%	$1,377	100.0%	$925	100.0%

Management believes that the allowance for loan losses at December 31, 2005 is adequate to cover probable losses inherent in the loan portfolio at such date.  Factors beyond the Bank's control, however, such as general national and local economic conditions, can adversely impact the adequacy of the allowance for loan losses.  As a result, no assurance can be given that adverse economic conditions or other circumstances will not result in increased losses in the portfolio or that the allowance for loan losses will be sufficient to meet actual loan losses.

Deferred Tax Asset

The net deferred tax asset was $1.7 million and $238 thousand at December 31, 2005 and December 31, 2004, respectively.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are calculated using enacted tax rates expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.  No reserve has been established against this asset as management believes it is more likely than not that the deferred tax asset will be realized through future taxable earnings.

Deposits

Deposits, which include noninterest-bearing demand deposits and interest-bearing savings and time deposits, are the Bank’s primary source of funding.  The  Bank seeks deposits within its market area by paying competitive interest rates, offering high quality customer service, using technology to deliver deposit services effectively, and by aggressively advertising and marketing the Bank. The Bank offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships.  At December 31, 2005, total deposits were $621.1 million, an increase of $91.0 million from year-end 2004.  The weighted average rate of deposits at December 31, 2005 was 3.10%, an increase of 70 basis points from year-end 2004.  Certificates of deposit at December 31, 2005 and 2004 were 47.2% and 30.4% of total deposits with weighted average rates of 3.87% and 2.89%, respectively.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. Checking accounts, which tend to be less interest rate sensitive, are generally less susceptible to these factors. In the last several years, we have emphasized growth in core accounts, defined as non-interest bearing checking accounts, interest-bearing checking accounts, money market and savings accounts. At December 31, 2005, the ratio of core deposits to total deposits decreased to 52.8% from 69.4% at December 31, 2004. In 2005, rising short-term interest rates, our pricing strategy and increased competition for time deposit accounts has resulted in a large shift of deposits out of the core deposit category into short to intermediate term time deposits. We expect this shift out of lower costing deposits will continue in 2006 and further pressure our net interest margin.

Since the Bank began operations in November 1999, its existing ten branches are relatively new and management expects that branch deposit growth may begin to stabilize after several years.  However, in addition to ongoing aggressive marketing, we expect to open seven additional branches by the end of 2006 and anticipate no near-term decline in our overall rate of deposit growth.  As of December 31, 2005, management estimates the Bank’s aggregate market share to be approximately 2.3% of total deposits in Erie, Chautauqua and Niagara Counties.

The following table sets forth the distribution of the Company’s deposits by type as of December 31, 2005, 2004 and 2003:

	At December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Interest-bearing checking	$43,579	7.0%	$40,749	7.7%	$14,270	4.0%
Noninterest-bearing checking	23,846	3.8	19,761	3.7	13,010	3.6
Money market	100,473	16.2	8,833	1.7	11,306	3.1
Savings	160,088	25.8	299,332	56.5	237,652	65.9
Certificates of deposit < $100,000	180,985	29.1	83,366	15.7	27,862	7.7
Certificates of deposit of $100,000 or more	112,113	18.1	78,059	14.7	56,540	15.7
	$621,084	100.0%	$530,100	100.0%	$360,640	100.0%

The following table presents the amounts and maturity of certificates of deposit that had balances of $100,000 or more at December 31, 2005 and 2004:

	At December 31,
	2005	2004
	(Dollars in thousands)
Remaining maturity:
Three months or less	$27,638	$2,199
Over three months through six months	6,823	27,135
Over six months through twelve months	28,635	16,210
Over twelve months	49,017	32,515
Total certificates of deposit of $100,000 or more	$112,113	$78,059

Short-term Borrowings & Securities Sold Under Agreements to Repurchase

At December 31, 2005, short-term borrowings consisted of a six month advance due to the Federal Home Loan Bank (“FHLB”) totaling $20.5 million and $400 thousand of Treasury Tax and Loan deposits obtained through the Bank’s Federal Reserve Bank account.  FHLB advance at December 31, 2005 bore a fixed interest rate of 4.67%.  At December 31, 2004, short-term borrowings consisted of $30 thousand of Treasury Tax and Loan deposits obtained through the Bank’s Federal Reserve Bank account.

Short-term borrowings from the FHLB are occasionally used to offset fluctuations in deposit inflows, fund lending and investment activities and to manage liquidity needs at competitive rates.  FHLB borrowings are collateralized by certain investment securities, FHLB stock owned by the Bank and certain qualifying loans. Treasury Tax and Loan deposits can fluctuate daily and are generally short-term in nature.

Total securities sold under agreements to repurchase were $82.0 million and $119.0 million at December 31, 2005 and 2004, respectively.  Total borrowings and repayments under agreements to repurchase during 2005 were $299.5 million and $336.5 million, respectively.

The following table summarizes, for the years indicated, certain data related to the Bank’s short-term borrowings and repurchase agreements:

	At or for the Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Period end balance:
Short-term borrowings	$20,900	$30	$1,359
Repurchase agreements	82,000	119,000	-

Period end weighted average interest rate:
Short-term borrowings	4.66%	2.00%	1.23%
Repurchase agreements	3.86	2.43	-

Maximum balance:
Short-term borrowings	$47,711	$6,447	$14,298
Repurchase agreements	137,000	129,000	-

Average balance:
Short-term borrowings	$18,410	$860	$4,066
Repurchase agreements	99,318	58,075	-

Average interest rate for the period:
Short-term borrowings	3.69%	1.34%	1.18%
Repurchase agreements	3.18	2.39	-

Long-term Debt

There was no long-term debt outstanding at December 31, 2005.  In June 2004, the Company utilized a portion of the proceeds from the issuance of subordinated debentures to retire a $5.0 million note payable to a bank.  Interest expense on the note totaled $102 thousand and $56 thousand in 2004 and 2003, respectively.

Subordinated Debentures

On June 17, 2004, the Company, through Great Lakes Bancorp Statutory Trust I, issued 12,000 floating rate pooled trust preferred securities with a liquidation preference of $1,000 per security. The trust preferred securities represent an interest in the related subordinated debentures of the Company, which were purchased by the Trust and have substantially the same payment terms as these trust preferred securities. The subordinated debentures are the only assets of the Trust and interest payments from the debentures finance the distributions paid on the trust preferred securities. Distributions on the debentures are payable quarterly at a variable interest rate, reset quarterly, equal to 3-month LIBOR plus 2.70% (7.20% and 5.20% at December 31, 2005 and 2004, respectively).

Shareholders’ Equity

Shareholders’ equity at December 31, 2005 was $35.6 million, reflecting a decrease of $995 thousand or 2.72% from the prior year. The decrease of $995 thousand is comprised of a $468 thousand net loss from operations and a decrease of $527 thousand in other comprehensive income due to an increased net unrealized loss on the available for sale securities portfolio.

The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC) and the New York State Banking Department (NYSBD).  At December 31, 2005, the Bank’s equity as a percentage of total assets exceeded all regulatory requirements.  For detailed information on regulatory capital, see Note 13 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

Results of operations depend primarily on net interest income.  Net interest income is the difference between the interest income earned on interest-earning assets, primarily mortgage loans, mortgage-backed securities and investment securities, and the interest paid on interest-bearing liabilities, primarily time deposits, savings deposits and borrowed funds.  Net interest income is one of the major determining factors in the Bank’s performance as it is the principal source of revenue and earnings.  Results of operations are also affected by the Bank’s provision for loan losses, noninterest income, and noninterest expense.  Noninterest expense consists primarily of salaries and employee benefits, occupancy expenses and other general and administrative expenses.  Noninterest income consists mainly of service charges and fees and realized gains or losses on securities available for sale.

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

Net Interest Income

Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. Net interest income is one of the major determining factors in the Company’s performance as it is the principal source of revenue and earnings.  The interest income on certain investment securities is not subject to Federal income tax and has been adjusted to a “fully taxable equivalent” or FTE basis. The FTE adjustment was calculated using the Company’s statutory Federal income tax rate of 34%.  Adjusted interest income is as follows:

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Interest income	$34,286	$23,408	$13,862
FTE adjustment	236	5	-
Interest income on FTE basis	34,522	23,413	13,862
Interest expense	20,230	10,495	6,235
Net interest income on FTE basis	$14,292	$12,918	$7,627

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

	Years ended December 31,
	2005			2004			2003
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
ASSETS:
Taxable securities	$327,458	$13,979	4.27%	$219,913	$9,292	4.23%	$88,718	$3,473	3.92%
Tax-exempt securities(1)	13,448	695	5.17	308	14	4.53	-	-	-
Total investment securities(2)	340,906	14,674	4.30	220,221	9,306	4.23	88,718	3,473	3.92
Short-term investments	9,557	256	2.68	16,546	268	1.62	9,270	106	1.14
FHLB Stock	3,485	140	4.01	2,640	52	1.98	1,288	38	2.95
Loans(3)	358,592	19,452	5.42	266,702	13,787	5.17	183,361	10,245	5.59
Total interest-earning assets	712,540	$34,522	4.84%	506,109	$23,413	4.63%	282,637	$13,862	4.90%
Allowance for loan losses	(2,537)			(1,918)			(1,525)
Noninterest-earning assets	38,192			19,184			15,313
Total assets	$748,195			$523,375			$296,425
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Deposits:
Interest-bearing checking	$48,425	$911	1.88%	$20,803	$245	1.18%	$11,977	$101	0.85%
Savings	248,062	6,009	2.42	254,146	5,145	2.02	178,710	4,289	2.40
Money market	31,637	880	2.78	10,353	133	1.29	10,257	151	1.47
Certificates of deposit	229,364	7,834	3.42	122,459	3,169	2.59	61,673	1,590	2.58
Total interest-bearing deposits	557,488	15,634	2.80	407,761	8,692	2.13	262,617	6,131	2.33
Short-term borrowings	18,410	680	3.69	860	11	1.34	4,066	48	1.18
Repurchase agreements	99,318	3,160	3.18	58,075	1,386	2.39	-	-	-
Long-term borrowings	-	-	-	2,350	102	4.33	1,274	56	4.40
Subordinated debentures	12,372	756	6.11	6,558	304	4.63	-	-	-
Total interest-bearing liabilities	687,588	$20,230	2.94%	475,604	$10,495	2.21%	267,957	$6,235	2.33%
Noninterest-bearing deposits	20,213			13,983			8,773
Other liabilities	3,765			2,212			1,786
Realized shareholders’ equity	39,544			32,540			17,866
Other comprehensive loss	(2,915)			(964)			43
Total liabilities and shareholders’ equity	$748,195			$523,375			$296,425
Net interest income (FTE)		$14,292			$12,918			$7,627
Interest rate spread (FTE)			1.90%			2.42%			2.57%
Net interest margin (FTE)			2.01%			2.55%			2.70%
Ratio of average interest-earning assets
to average interest-bearing liabilities			103.6%			106.4%			105.4%

(1)    The interest on tax-exempt securities is calculated on a tax equivalent basis assuming a federal tax rate of 34%.

(2)    The average balance of securities is based upon amortized historical cost.

(3)    Fees in the amount of $138 thousand, $87 thousand and $58 thousand are included in interest and fees on loans for the years ended December 31, 2005, 2004 and 2003, respectively.

Rate / Volume Analysis

The following analysis shows the changes in interest income (tax equivalent “FTE”) and interest expense attributable to volume and rate variances for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributed to: (1) changes in rate (change in rate multiplied by current volume); (2) changes in volume (change in volume multiplied by old rate); (3) the total. The change in interest income (tax equivalent) due to both volume and rate have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	December 31, 2005 vs. 2004			December 31, 2004 vs. 2003
	Increase/(Decrease)			Increase/(Decrease)
	Due to Change in		Total Net	Due to Change in		Total Net
	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

INTEREST INCOME:
Taxable securities	$4,590	$97	$4,687	$5,499	$320	$5,819
Tax-exempt securities	679	2	681	7	7	14
Total investment securities	5,269	99	5,368	5,506	327	5,833
Short-term investments	(142)	130	(12)	104	58	162
FHLB Stock	21	67	88	33	(19)	14
Loans	4,956	709	5,665	4,381	(839)	3,542
Total interest-earning assets	$10,104	$1,005	$11,109	$10,024	$(473)	$9,551

INTEREST EXPENSE:
Deposits:
Interest-bearing checking	$460	$206	$666	$92	$52	$144
Savings	(126)	990	864	1,636	(780)	856
Money market	477	270	747	1	(19)	(18)
Certificates of deposit	3,414	1,251	4,665	1,573	6	1,579
Total interest-bearing deposits	4,225	2,717	6,942	3,302	(741)	2,561
Short-term borrowings	612	57	669	(41)	4	(37)
Repurchase agreements	1,207	567	1,774	693	693	1,386
Long-term debt	(51)	(51)	(102)	46	-	46
Subordinated debentures	332	120	452	152	152	304
Total borrowings	2,100	693	2,793	850	849	1,699
Total interest-bearing liabilities	$6,325	$3,410	$9,735	$4,152	$108	$4,260
CHANGE IN NET INTEREST INCOME	$3,779	$(2,405)	$1,374	$5,872	$(581)	$5,291

Net Interest Income

Net interest income on an FTE basis increased from $12.9 million in 2004 to $14.3 million in 2005 as a result of increases in the volume of interest-earning assets.  The net interest spread, defined as the difference between interest earned on total interest-earning assets and interest paid on total interest-bearing liabilities, on average, decreased from 2.42% to 1.90%.  Net interest income is one of the major determining factors in the Bank’s performance as it is the principal source of earnings.  Net interest income fluctuates due to a variety of reasons, most notably due to the size of our balance sheet, changes in interest rates, the shape of the U.S. Treasury yield curve and competitive market pressures on the pricing of our products.

Generally, the Company is able to increase net interest income at a faster pace when intermediate to long-term U.S. Treasury rates are significantly higher than short-term interest rates, as our funding costs tend to be tied to shorter-term rates, while our loan products are generally tied to intermediate to longer-term interest rates. As the differential between short and long-term interest rates contracts (flat yield curve), new activity carries smaller net interest margins, pressuring net interest income, and ultimately decreasing our earnings.  The Company has attempted to limit the adverse impact of a flatter yield curve by increasing higher yielding commercial loans and other adjustable rate loans, such as home equity lines of credit, as a percentage of our total loan portfolio. These products tend to be tied to the Prime or LIBOR rates and adjust to increases in short-term interest rates more rapidly than other assets in our portfolio.  These loans also help us mitigate exposure to interest-rate risk as the assets can be funded with similarly indexed liability products.  Core deposits, which tend to be less sensitive to interest rate movements, also help mitigate the impact of a flatter yield curve, as their costs have increased but at a lesser rate in relation to other deposit products. However, core deposit growth has been challenging in 2005 as many depositors have shifted into higher yielding certificate accounts in the current rate environment.  This has created additional pressure on our net interest margin.

The net interest spread is the difference between the average rates earned on interest-earning assets and the average rates paid on interest-bearing liabilities. The net interest margin represents net interest income divided by average earning assets.  Since a portion of the Company’s funding is derived from interest-free sources, primarily demand deposits, other liabilities and shareholders’ equity, the effective rate paid for all funding sources is lower than the rate paid on interest-bearing liabilities alone.

Our net interest margin was 2.01% for the year ended December 31, 2005 compared to 2.55% for the year ended December 31, 2004.  The decrease in the net interest margin resulted from growth of our average interest-bearing liabilities and the corresponding rate paid on them outpacing that of our average interest-earning assets and the corresponding yield received.

Average interest-earning assets grew by $206.4 million from $506.1 million in 2004 to $712.5 million in 2005, while the average rate on interest-earning assets improved from 4.63% to 4.84% over those same periods.  However, an increase in the cost of average interest-bearing liabilities from 2.21% in 2004 to 2.94% in 2005, and a $212.0 million increase in interest-bearing liabilities offset these improvements.  These increases were driven by higher rates paid on savings accounts and time deposits, attributable in part to the rate environment, Bank initiatives to attract deposits and the expansion of the branch network.  The Bank also considers the migration from core deposits to higher yielding time deposits a consequence of the rising rate environment.

Total interest and dividend income (tax equivalent) increased by $11.1 million or 47.4% to $34.5 million for the year ended December 31, 2005 compared to $23.4 million for the year ended December 31, 2004.  An increase in our average loan portfolio was the most significant contribution to the 21 basis point increase in the average rate on interest-earning assets.  In addition, the Bank’s other interest-earning assets have begun to generate increased yields associated with the increasing rate environment.

Interest income on loans receivable increased by $5.7 million to $19.5 million during 2005 compared to $13.8 million during 2004. This increase resulted from a $91.9 million increase in average loans outstanding to $358.6 million during 2005 from $266.7 million in 2004.  The rate on average loans increased to 5.42% during 2005 from 5.17% in 2004.  The Bank’s second quarter purchase of $28.4 million in higher-yielding consumer loans, combined with increased efforts to grow our commercial loan portfolio, significantly contributed to both the increase in average loans and rate.

Interest income on securities (tax equivalent) increased $5.4 million or 57.7% to $14.7 million during 2005 from $9.3 million in 2004. This increase resulted from a $120.7 million increase in average securities to $340.9 million during 2005 from $220.2 million during 2004.  The tax equivalent yield on average investments increased to 4.30% during 2005 compared to 4.23% during 2004.

Other interest and dividend income, consisting primarily of interest from short-term investments, increased $76 thousand or 23.6% to $396 thousand in 2005 from $320 thousand in 2004.  Average short-term investments, including FHLB stock, decreased from $19.2 million in 2004 to $13.0 million in 2005.

Total interest expense increased by $9.7 million or 92.8% to $20.2 million in 2005 compared to $10.5 million in 2004.  This increase resulted primarily from a $212.0 million or 44.6% increase in average interest-bearing liabilities to $687.6 million for the year ended December 31, 2005, from $475.6 million for the year ended December 31, 2004.

Interest expense on deposits, the most significant portion of interest-bearing liabilities, increased by $6.9 million or 79.9% to $15.6 million in 2005 from $8.7 million in 2004.  The average balance of deposits increased by $149.7 million or 36.7% to $557.5 million during 2005 from $407.8 million during 2004.  The average rate paid on these deposits increased to 2.80% in 2005 from 2.13% in 2004.

Although we are reliant on deposits and various borrowing arrangements as funding sources to support our loan growth, we continue to focus on growing noninterest-bearing demand deposits as a significant funding source. Average noninterest-bearing demand deposits increased 44.6% to $20.2 million in 2005 compared with $14.0 million in 2004.

Interest expense on borrowings, comprised of short-term and long-term borrowings, repurchase agreements and subordinated debentures, increased by $2.8 million from $1.8 million in 2004 to $4.6 million in 2005.  The additional expense resulted from an increase of $62.3 million in average borrowings combined with an 87 basis point increase in the rate paid on average borrowings from 2.66% in 2004 to 3.53% in 2005.

Noninterest Income

Noninterest income was a negative $1.9 million in 2005, consisting primarily of losses from the sale of investment securities of $3.0 million and a loss on the sale of loans of $226 thousand, offset by $433 thousand in service charges on deposit accounts and an increase in the cash surrender value of bank-owned life insurance (“BOLI”) of $471 thousand.  Noninterest income amounted to $1.8 million in 2004 and consisted primarily of $997 thousand of realized gains on the sale of investment securities; $370 thousand in service charges on deposit accounts and an increase in the cash surrender value of bank-owned life insurance ("BOLI") of $66 thousand.  It is anticipated that noninterest income will continue to increase as the Bank expands its customer base and adds to its existing menu of products and services.

Provision for Loan Losses

The provision for loan losses was $934 thousand in 2005, an increase of $633 from 2004.  Provisions for loan losses in the portfolio are charged to earnings in an amount sufficient, in management’s judgment, to cover probable losses based upon the overall inherent risk in the Bank’s loan portfolio, current economic conditions and historical trends.  The increase in 2005 is due primarily to an increase in the growth of net loans receivable of $116.7 million.

Noninterest Expense

Noninterest expense amounted to $13.0 million in 2005 compared to $9.1 million in 2004.  This increase is primarily due to increased salaries and benefits and additional occupancy expense attributed to the development of the Bank’s infrastructure and branch locations.

Salaries and employee benefits increased from $5.1 million in 2004 to $7.4 million in 2005.  This increase was due to higher staffing levels as the number of full-time equivalent employees increased from 131 to 185 at December 31, 2004 and 2005, respectively. Annual merit increases also contributed to the increase.

Occupancy, equipment and furnishings expense increased 63.3% from $1.2 million in 2004 to $2.0 million in 2005.  This increase was primarily the result of equipment costs associated with the increased number of full-time equivalent employees and the occupancy of three additional branch offices, increasing the Bank’s number of branches from seven at December 31, 2004 to ten at December 31, 2005.

Data processing and operations expense increased from $683 thousand during 2004 to $789 thousand during 2005 as the number of customer accounts at December 31, 2004 and 2005 increased from 31,403 to 39,703, respectively.  Data processing costs are directly linked to the number of customer account and transactions processed through those accounts.

Income Taxes

The Company recorded an income tax benefit of $1.3 million for the year ended December 31, 2005 compared with income tax expense of $1.7 million during 2004. The change was due to a pre-tax loss of $1.8 million during 2005 compared to pre-tax income of $5.3 million for the year ended December 31, 2004, combined with changes in the Company’s effective tax rate.

The Company’s effective tax rates were (73.7)% in 2005 and 33.0% in 2004.  Effective tax rates are impacted by items of income and expense that are not subject to federal or state taxation.  The Company’s income tax provision reflects the impact of these items, which include interest income from tax-exempt securities, earnings on bank-owned life insurance and the effect on taxable income of certain state tax credits.  The change in the Company’s effective tax rate was due to increases in each of these items from 2005 to 2004.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

Net Interest Income

Net interest income on an FTE basis increased from $7.6 million in 2003 to $12.9 million in 2004 resulting principally from increases in the volume of interest-earning assets, offset in part by reductions in interest margins.

Our net interest margin was 2.55% for the year ended December 31, 2004 compared to 2.70% for the year ended December 31, 2003.  The decrease in the net interest margin resulted primarily from a 42 basis point decrease in the average rate earned on our loan portfolio, which represented 52.7% and 64.9% of total average earning assets for the years ended December 31, 2004 and 2003, respectively.

The decreases in the yields on interest-earning assets from period to period resulted from the significant decreases in yields on each of the Bank’s interest-earning assets, securities available for sale, loans and interest-bearing deposits and federal funds sold.  The yields earned on interest-earning assets declined throughout these periods as the Federal Reserve Bank maintained the historically low interest rate environment.

Total interest and dividend income (tax equivalent) increased by $9.5 million or 68.9% to $23.4 million for the year ended December 31, 2004 compared to $13.9 million for the year ended December 31, 2003.  Increases of 148% and 46% in our average investment securities and loan portfolios, respectively, were the most significant contributions to the increase in total interest income from 2003 to 2004.

Interest income on loans receivable increased by $3.6 million to $13.8 million in 2004 compared to $10.2 million in 2003.  This increase resulted from an $83.3 million increase in average loans outstanding to $266.7 million in 2004 from $183.4 million in 2003.  The rate on average loans decreased to 5.17% in 2004 from 5.59% in 2003.

Interest income on securities (tax equivalent) increased $5.8 million or 167.8% to $9.3 million in 2004 from $3.5 million in 2003. This increase resulted from a $131.5 million increase in average securities to $220.2 million in 2004 from $88.7 million in 2003. The tax equivalent yield on average investments increased to 4.23% in 2004 compared to 3.92% in 2003.

Other interest and dividend income, consisting primarily of interest from short-term investments, increased $176 thousand or 122.2% to $320 thousand in 2004 from $144 thousand in 2003.  Average short-term investments, including FHLB stock, increased from $10.6 million in 2003 to $19.2 million in 2004.

Total interest expense increased by $4.3 million or 68.3% to $10.5 million in 2004 compared to $6.2 million in 2003.  This increase resulted primarily from a $207.6 million or 77.5% increase in average interest-bearing liabilities to $475.6 million in 2004 from $268.0 million in 2003.

Interest expense on deposits, the most significant portion of interest-bearing liabilities, increased by $2.6 million or 41.8% to $8.7 million in 2004 from $6.1 million in 2003.  The average balance of deposits increased by $145.1 million or 55.3% to $407.8 million in 2004 from $262.6 million in 2003.  The average rate paid on these deposits decreased to 2.13% in 2004 from 2.33% in 2003. The decrease in the cost of funds during this period was due to certificates of deposits repricing at lower market rates and the downward adjustment of savings account rates.  The Bank had $291.1 million or 55.0% of its total deposit liabilities in passbook savings accounts paying an average rate of 2.42% at December 31, 2004.

Interest expense on borrowings, comprised of short-term and long-term borrowings, repurchase agreements and subordinated debentures, increased by $1.7 million from $100 thousand in 2003 to $1.8 million in 2004.  The additional expense resulted primarily from an increase of $58.0 million in average repurchase agreements in 2004 as part of a leverage strategy to take advantage of the spread between short and long-term interest rates.

Noninterest Income

Noninterest income amounted to $1.8 million in 2004 and consisted primarily of $997 thousand of realized gains on the sale of investment securities; $370 thousand in service charges on deposit accounts and an increase in the cash surrender value of bank-owned life insurance (“BOLI”) of $66 thousand.  Noninterest income amounted to $1.2 million in 2003 and consisted primarily of $580 thousand of realized gains on the sale of securities and $259 thousand in service charges on deposit accounts.  The BOLI was not purchased until 2004 so there were no comparable earnings in 2003.

Provision for Loan Losses

The provision for loan losses was $301 thousand in 2004 and $440 thousand in 2003.  The decrease was due primarily to a reduction in the growth of net loans receivable from $83.7 million in 2003 to $66.6 million in 2004.  Additionally, the Bank completed a $9.9 million sale of residential mortgage loans to FNMA during 2004 and a large commercial loan was removed from classified status.

Noninterest Expense

Noninterest expense amounted to $9.1 million in 2004 compared to $6.0 million in 2003. This increase was primarily due to increased salaries and benefits and additional occupancy expense attributed to the development of the Bank’s infrastructure and branch locations.

Salaries and employee benefits increased from $3.0 million in 2003 to $5.1 million in 2004, as the number of full-time equivalent employees increased from 99 to 131 at December 31, 2003 and 2004, respectively.  Annual merit increases also contributed to the increase.

Occupancy, equipment and furnishings expense increased from $890 thousand in 2003 to $1.2 million in 2004.  This increase was primarily the result of costs associated with the expansion of the Bank’s corporate headquarters located in Buffalo during December 2004 and completion of branch offices located in Tonawanda and Kenmore during 2004.

Data processing and operations expense increased from $578 thousand in 2003 to $683 thousand in 2004 as the number of customer accounts at December 31, 2003 and 2004 increased from 24,306 to 31,403, respectively.  Data processing costs are directly linked to the number of customer account and transactions processed through those accounts.

QUARTERLY DATA

The following are the consolidated results of operations on a quarterly basis:

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Interest and dividend income	$9,128	$8,814	$8,497	$7,847	$7,380	$6,375	$5,004	$4,649
Interest expense	5,912	5,363	4,727	4,228	3,935	2,924	1,804	1,832

Net interest income	3,216	3,451	3,770	3,619	3,445	3,451	3,200	2,817
Provision for loan losses	212	216	202	304	90	117	163	(69)

Net interest income, after
provision for loan losses	3,004	3,235	3,568	3,315	3,355	3,334	3,037	2,886

Noninterest income	(2,987)	349	321	435	413	888	143	328
Noninterest expense	3,258	3,281	3,271	3,210	2,443	2,325	2,171	2,160

(Loss) income before income taxes	(3,241)	303	618	540	1,325	1,897	1,009	1,054

Income tax provision (benefit)	(1,606)	22	153	119	247	721	383	395

Net (loss) income	$(1,635)	$281	$465	$421	$1,078	$1,176	$626	$659

Earnings (loss) per common share: (1)
Basic and diluted	$(0.41)	$0.07	$0.12	$0.11	$0.27	$0.30	$0.16	$0.30

(1)   Earnings (loss) per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings  or loss per common share may not equal the total for the year.

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s primary sources of funds are customer deposits, short-term borrowings and proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage prepayments are influenced by the general level of interest rates, economic conditions and competition.  In general, as interest rates rise, we expect to realize a reduction in cash flows from mortgage prepayments and principal paydowns on our mortgage-backed securities.

The overall asset/liability strategy of our Bank takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff.  Management monitors the Bank’s liquidity position daily in conjunction with the Federal Reserve position monitoring.  We may borrow funds from the Federal Home Loan Bank of New York on a short or long-term basis.  We may sell or pledge investment securities to create additional liquidity for our Bank.  Since its inception in November 1999, the Bank’s rapidly increasing deposit base has provided our most significant source of funds.  During 2005, the Bank’s deposits increased 17.2% from $530.1 million to $621.1 million, outpacing all existing liquidity needs.  However, short-term borrowings from the Federal Home Loan Bank may occasionally be used to offset fluctuations in deposit inflows and outflows and to manage liquidity needs at competitive rates.

The Bank may also obtain capital through additional investments by its parent company, Great Lakes Bancorp, Inc.  During the year ended December 31, 2004, the Company contributed $23.6 million in additional capital to the Bank.  In June 2004, the Company issued 12,000 floating rate pooled trust preferred securities with a liquidation preference of $1,000 per security.  A portion of the proceeds from the issuance of the trust preferred securities were used for payment in full of a note payable by the Company.  The contribution of capital to the Bank permits continued growth in deposits, assets and loans through expansion of its existing lending and investment activities and possible further branching and acquisitions.

The Bank is required to maintain specific amounts of capital pursuant to FDIC regulations.  As of December 31, 2005, the Bank was in compliance with all regulatory capital requirements that were effective as of such date, with a total risk-based capital to risk-weighted assets ratio of 12.0%, a Tier 1 risk-based capital to risk-weighted assets ratio of 11.4% and a leverage ratio of 6.4%. These ratios exceed the minimum capital ratios as required by federal and state regulations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s Board of Directors has formulated an Interest Rate Risk Management (“IRR”) policy designed to promote long-term profitability while managing IRR.  An Asset/Liability Committee of members of the Board of Directors and senior management is responsible for the management of IRR.  This committee meets monthly and reports to the Board of Directors concerning asset/liability policies, strategies and the Bank’s current IRR position.  The committee’s first priority is to structure and price the institution’s assets and liabilities to maintain an acceptable interest rate spread while reducing the net effects of change in interest rates.

The primary objectives of the Bank’s interest rate risk management strategy are to:

▪

evaluate the interest rate risk inherent in certain balance sheet accounts;

▪

determine the appropriate level of interest rate risk given the Bank’s business plan, the current business environment and its capital and liquidity requirements; and

▪

manage interest rate risk in a manner consistent with the approved guidelines and policies set by the Board of Directors.

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

An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period.  If the Bank’s assets mature or reprice more quickly or to a greater extent than its liabilities, the institution’s net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of declining interest rates. If the Bank’s assets mature or reprice more slowly or to a lesser extent than its liabilities, the Bank’s net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates.

The Bank has contracted with an outside balance sheet consultant who utilizes financial data provided by management to review and analyze interest rate risk measurements on a quarterly basis.  The last current position assessment, conducted as of December 31, 2005, concluded that the Bank’s interest rate risk profile was liability sensitive.  Assuming an immediate +200 basis point shock to the existing balance sheet, estimated net interest income would decrease approximately 8.3% during the first year and 18.1% during the second year.  Assuming an immediate –200 basis point shock to the existing balance sheet, estimated net interest income would increase approximately 5.8% during the first year and 10.2% during the second year.  Anticipating a rising interest rate scenario, the further assumption of an immediate +200 basis point shock to the existing balance sheet suggests that net interest income will show an increasing trend between years three and five.

At December 31, 2005, the Bank’s one-year “gap” position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a negative $100.9 million. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  Accordingly, during a period of rising interest rates, an institution with a negative gap position is likely to experience a decline in net interest income as the cost of its interest-bearing liabilities increase at a rate faster than its yield on interest-earning assets.  In comparison, an institution with a positive gap is likely to realize an increase in its net interest income in a rising interest rate environment.

The following table sets forth the estimated maturity or repricing and the resulting interest sensitivity gap, of the Company's interest-earning assets and interest-bearing liabilities and the cumulative interest sensitivity gap at December 31, 2005.  The expected maturities are presented on a contractual basis or, if more relevant, based on projected call dates.  Actual maturities may differ from contractual maturities because of prepayment assumptions and early withdrawal of deposits.

	At December 31, 2005
		Over Three	Over
	Three	Months	One Year
	Months	Through	Through	Over
	or Less	One Year	Five Years	Five Years	Total
	(Dollars in thousands)

INTEREST-EARNING ASSETS:
Interest-earning deposits in other
financial institutions	$82,430	$-	$-	$-	$82,430
Investment securities:
Available for sale	26,493	48,070	108,922	28,540	212,025
Held to maturity	3,017	19	522	12,466	16,024
Federal Home Loan Bank stock	3,454	-	-	-	3,454
Loans	93,717	57,073	193,073	62,062	405,925
Total interest-earning assets	$209,111	$105,162	$302,517	$103,068	719,858
Cash and due from banks					13,070
Other assets(1)					42,173
Total assets					$775,101

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Savings and interest-bearing checking	$106,361	$9,651	$16,328	$171,800	$304,140
Certificates of deposit	63,122	120,749	109,227	-	293,098
Borrowings	25,400	77,500	-	-	102,900
Subordinated debentures	12,372	-	-	-	12,372
Total interest-bearing liabilities	$207,255	$207,900	$125,555	$171,800	712,510
Noninterest-bearing deposits					23,846
Other liabilities					3,152
Total liabilities					739,508
Shareholders’ equity					35,593
Total liabilities and shareholders’ equity					$775,101
Interest sensitivity gap per period	$1,856	$(102,738)	$176,962	$(68,732)	$7,348
Cumulative interest sensitivity gap	$1,856	$(100,882)	$76,080	$7,348	$-
Cumulative gap as a percentage of
cumulative interest-earning assets	0.9%	(32.1%)	12.3%	1.0%

(1)  Includes allowance for loan losses and deferred loan origination costs.

ITEM 7.    FINANCIAL STATEMENTS

The information called for by this Item 7 is set forth beginning at page F-1 of this Form 10-KSB.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Great Lakes Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Great Lakes Bancorp, Inc. and subsidiary (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statements of operations, shareholders' equity, and cash flows of Great Lakes Bancorp, Inc. and subsidiary for the year ended December 31, 2003 were audited by other auditors whose report, dated February 26, 2004, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2005 and 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Bancorp, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Buffalo, New York

March 14, 2006

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

/s/ Freed Maxick & Battaglis, CPAs, PC

Buffalo, New York
February 26, 2004

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents:
Cash and due from banks	$13,070	$9,061
Interest-earning deposits in other financial institutions	82,430	20,920
Total cash and cash equivalents	95,500	29,981
Securities available for sale, at fair value	212,025	337,539
Securities held to maturity, at amortized cost (fair value of $15,620 and $7,072 at
December 31, 2005 and 2004, respectively)	16,024	7,111
Federal Home Loan Bank stock, at cost	3,454	3,950
Loans, net of allowance for loan losses of $2,910 and $2,097, respectively	409,336	292,644
Premises and equipment, net	19,180	14,285
Accrued interest receivable	2,887	2,589
Bank-owned life insurance	12,537	12,066
Deferred tax asset, net	1,731	238
Other assets	2,427	1,064
TOTAL ASSETS	$775,101	$701,467

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$23,846	$19,761
Interest-bearing	597,238	510,339
Total deposits	621,084	530,100
Short-term borrowings	20,900	30
Securities sold under agreements to repurchase	82,000	119,000
Subordinated debentures	12,372	12,372
Accrued expenses and other liabilities	3,152	3,377
TOTAL LIABILITIES	739,508	664,879

Commitments and contingencies (Notes 12 and 19)

Shareholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, none issued	-	-
Voting common stock, $0.001 par value, 16,000,000 shares authorized,
3,955,565 shares issued and outstanding	4	4
Additional paid-in capital	35,422	35,422
Retained earnings	2,910	3,378
Accumulated other comprehensive loss	(2,743)	(2,216)
TOTAL SHAREHOLDERS' EQUITY	35,593	36,588
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$775,101	$701,467

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Years ended December 31,
	2005	2004	2003
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$19,452	$13,787	$10,245
Interest on investment securities:
Taxable	13,979	9,292	3,473
Tax-exempt	459	9	-
Total interest on securities	14,438	9,301	3,473
Dividends on FHLB stock	140	52	38
Other interest income	256	268	106
TOTAL INTEREST AND DIVIDEND INCOME	34,286	23,408	13,862

INTEREST EXPENSE:
Deposits	15,634	8,692	6,131
Short-term borrowings	680	11	48
Securities sold under agreements to repurchase	3,160	1,386	-
Long-term debt	-	102	56
Subordinated debentures	756	304	-
TOTAL INTEREST EXPENSE	20,230	10,495	6,235

NET INTEREST INCOME	14,056	12,913	7,627

PROVISION FOR LOAN LOSSES	934	301	440

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,122	12,612	7,187

NONINTEREST INCOME:
Earnings on bank-owned life insurance	471	66	-
Service charges on deposit accounts	433	370	259
(Loss) gain on sale of securities, net	(3,027)	997	580
(Loss) gain on sale of loans	(226)	54	64
Other operating income	467	285	260
TOTAL NONINTEREST (LOSS) INCOME	(1,882)	1,772	1,163

NONINTEREST EXPENSE:
Salaries and employee benefits	7,419	5,053	2,952
Occupancy, equipment and furnishings	2,030	1,243	890
Data processing and operations	789	683	578
Advertising	492	473	269
Professional services	363	259	338
Printing, postage and supplies	376	342	289
Other operating expenses	1,551	1,046	687
TOTAL NONINTEREST EXPENSE	13,020	9,099	6,003

(LOSS) INCOME BEFORE INCOME TAXES	(1,780)	5,285	2,347

INCOME TAX (BENEFIT) PROVISION	(1,312)	1,746	1,021

NET (LOSS) INCOME	$(468)	$3,539	$1,326
(LOSS) EARNINGS PER SHARE - BASIC AND DILUTED	$(0.12)	$1.01	$0.64

Weighted average number of common shares outstanding - basic and diluted	3,955,565	3,499,590	2,077,370

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Shareholders' Equity

Years ended December 31, 2005, 2004 and 2003

(In thousands, except share data)

				Retained	Accumulated
	Voting	Non-voting	Additional	Earnings	Other	Total
	Common	Common	Paid-in	(Accumulated	Comprehensive	Shareholders'
	Stock	Stock	Capital	Deficit)	Income (Loss)	Equity
Balance at December 31, 2002	$2	$ -*	$18,622	$(1,487)	$466	$17,603
Comprehensive income:
Net income	-	-	-	1,326	-	1,326
Change in net unrealized loss on securities available
for sale, net of tax and reclassification adjustment	-	-	-	-	(866)	(866)
Total comprehensive income						460
Balance at December 31, 2003	$2	$ -*	$18,622	$(161)	$(400)	$18,063
Issuance of 1,878,195 shares of voting common stock	2	-	16,902	-	-	16,904
Payment of underwriting costs	-	-	(102)	-	-	(102)
Issuance of 115,750 shares of voting common stock in
exchange for 115,750 shares of non-voting common stock	-*	-*	-	-	-	-
Comprehensive income:
Net income	-	-	-	3,539	-	3,539
Change in net unrealized loss on securities available
for sale, net of tax and reclassification adjustment	-	-	-	-	(1,816)	(1,816)
Total comprehensive income						1,723
Balance at December 31, 2004	$4	$-	$35,422	$3,378	$(2,216)	$36,588
Comprehensive loss:
Net loss	-	-	-	(468)	-	(468)
Change in net unrealized loss on securities available
for sale, net of tax and reclassification adjustment	-	-	-	-	(527)	(527)
Total comprehensive loss						(995)
Balance at December 31, 2005	$4	$-	$35,422	$2,910	$(2,743)	$35,593

* Amount shown as $0 as it is less than $500.

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(468)	$3,539	$1,326
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	996	584	427
Net amortization of premiums on investment securities	1,978	1,110	710
Net amortization of deferred loan costs	1,257	857	430
Deferred income tax (benefit) expense	(1,157)	1,460	1,045
Net realized loss (gain) on sales of securities	3,027	(997)	(580)
Loss (gain) on sale of loans	226	(54)	(64)
Provision for loan losses	934	301	440
Increase in accrued interest receivable	(298)	(1,107)	(663)
Increase in bank-owned life insurance	(471)	(66)	-
(Increase) decrease in other assets	(1,363)	(487)	269
(Decrease) increase in accrued expenses and other liabilities	(225)	2,296	269
Net cash provided by operating activities	4,436	7,436	3,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(82,837)	(371,154)	(148,489)
Purchases of securities held to maturity	(8,939)	(5,114)	(2,000)
Proceeds from sales of securities available for sale	125,259	117,332	19,415
Proceeds from principal payments, maturities and calls on securities available for sale	77,250	50,431	47,016
Purchase (redemption) of Federal Home Loan Bank stock, net	496	(2,369)	(898)
Purchases of loans	(32,803)	(1,918)	(1,660)
Proceeds from sales of loans	15,893	10,003	5,501
Net increase in loans receivable	(102,199)	(75,961)	(88,341)
Purchase of bank-owned life insurance	-	(12,000)	-
Purchase of premises and equipment	(5,891)	(7,103)	(2,885)
Net cash used in investing activities	(13,771)	(297,853)	(172,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	90,984	169,460	163,611
Net increase (decrease) in short-term borrowings	20,870	(1,329)	(7,781)
Proceeds from securities sold under agreements to repurchase	299,500	139,000	-
Repayment of securities sold under agreements to repurchase	(336,500)	(20,000)	-
Proceeds from issuance of subordinated debentures, net of costs	-	12,262	-
Proceeds from issuance of long-term debt	-	-	5,000
Repayment of long-term debt	-	(5,000)	-
Proceeds from stock offering	-	16,904	-
Payment of stock offering costs	-	(102)	-
Net cash provided by financing activities	74,854	311,195	160,830
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,519	20,778	(7,902)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$29,981	$9,203	$17,105
CASH AND CASH EQUIVALENTS, END OF YEAR	$95,500	$29,981	$9,203
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,739	$9,724	$6,192
Cash paid for income taxes	$966	$14	$-

See accompanying notes to the consolidated financial statements.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(1.)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Greater Buffalo Savings Bank (the Bank) was chartered as a New York State shareholder owned savings bank in October  1999. The Bank commenced operations in November 1999, offering a broad range of loan and deposit products to consumer and small business customers in Western New York State.  Great Lakes Bancorp, Inc. (the Company) was organized in February 2003 under the Delaware Corporation Law for the purpose of becoming a holding company for Greater Buffalo Savings Bank.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates and Basis of Presentation

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheet and reported amounts of revenue and expenses during the reporting period.  Actual results may differ from those estimates. Material estimates relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

The accounting principles of the Company conform to U.S. generally accepted accounting principles and prevailing practices within the banking industry.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-earning deposits in other financial institutions and federal funds sold that have a term of less than three months at the time of purchase.

Investment Securities

Investment securities are classified as either available for sale or held to maturity.  Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and are recorded at amortized cost.  Other investment securities are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported as a component of shareholders' equity.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses resulting in a new cost basis for the securities.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans

Loans are stated at their outstanding principal amounts, net of unamortized loan origination fees and costs.  Loan origination fees and costs are generally amortized to income using a method that approximates the level-yield method.

Loans are placed on nonaccrual status and previously accrued interest charged against earnings when principal or interest reaches 90 days delinquent, unless management determines that the loan status clearly warrants other treatment.  The Company generally considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts according to contractual terms or the loan has reached 90 days delinquent. Impaired loans are classified as either nonaccrual or as loans renegotiated at below market rates.  Loans less than 90 days delinquent are generally deemed to have an insignificant delay in payment and are not considered impaired.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

Impairment of a loan is measured based on the present value of expected cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the estimated fair value of the collateral if the loan is collateral dependent.  Interest received on impaired loans placed on nonaccrual status is applied to principal or is recognized as interest income depending on the loan status.  Loans are generally returned to accrual status when principal and interest payments are current and full collectibility of remaining principal and interest are reasonably assured.  Loans are charged off against the allowance for loan losses when it becomes evident that such balances are not fully collectible.

Allowance for Loan Losses

The allowance for loan losses represents the amount which, in management's judgment, will be adequate to absorb credit losses inherent in the loan portfolio at the balance sheet date.  The adequacy of the allowance is determined by management's evaluation of the loan portfolio based on such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications.

Bank-Owned Life Insurance

The Bank has purchased life insurance policies on certain key employees.  The Bank is the owner and beneficiary of the policies. These policies are recorded at their cash surrender value with increases in value recognized as noninterest income.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease period.  Buildings are depreciated over a period of 39 years.   Furniture, fixtures and equipment are generally depreciated over periods ranging from three to seven years.

Securities Repurchase Agreements

The Company is a party to securities repurchase agreements with commercial brokers and the Federal Home Loan Bank of New York.  These agreements provide for the transfer of securities under an agreement to repurchase the identical securities at a fixed price in the future.  These agreements are accounted for as secured financings and are reflected as liabilities at amounts equal to the cash exchanged. The securities underlying the agreements are included in the Company's investment securities portfolio.  These securities are generally delivered to third parties.

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

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

Stock-Based Compensation Plans

The Company maintains stock benefit plans under which fixed award stock options may be granted to employees, officers and directors.  Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the estimated fair value of the stock at the grant date over the amount an employee must pay to acquire the stock.  The Company's stock is not actively traded and the estimated fair value is based on the most recent trade preceding the option grants.  The Company applies the intrinsic value method of APB 25 in accounting for its stock option plans and has adopted only the disclosure requirements of SFAS No. 123.  Stock options issued under the Company's stock option plans had no intrinsic value at the grant dates, and therefore under APB 25, no compensation cost was recognized.

Had the Company determined compensation expense related to stock option grants based on the fair value method under SFAS No. 123, the Company's net (loss) income would have been adjusted to the pro forma amounts indicated below. These amounts may not be representative of the effects on reported results for future years due to changes in market conditions and the number of options outstanding:

	2005	2004	2003
	(Dollars in thousands)
Net (loss) income:
As reported	$(468)	$3,539	$1,326
Total stock-based employee compensation
expense determined under the fair value method
for all awards, net of tax effect	(42)	(56)	(56)
Proforma	$(510)	$3,483	$1,270

Basic and diluted (loss) earnings per share:
As reported	$(.12)	$1.01	$0.64
Proforma	$(.13)	$1.00	$0.61

In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment", which requires the cost resulting from stock options be measured at fair value and recognized in earnings. This Statement revises SFAS No. 123 and supersedes APB 25 and is effective for the year ended December 31, 2006.  The Company will adopt the modified-prospective method of application.  The Company has not quantified the impact on reported earnings of this new accounting pronouncement.

Earnings Per Share

Basic earnings or loss per share represent net income or loss divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share take into consideration additional common shares that would have been outstanding if dilutive common stock equivalents are considered.  As of December 31, 2005, 2004 and 2003, all outstanding stock options were considered anti-dilutive using the treasury stock method due to the stock option price being equal to or greater than the estimated fair value of the Company's stock.  Options to purchase 184,810, 185,390 and 186,240 shares of common stock were outstanding at December 31, 2005, 2004 and 2003, respectively, but not included in the computation of diluted earnings (loss) per share.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

Comprehensive Income

Comprehensive income consists of net income or loss and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale, net of tax effect.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements to conform to the 2005 presentation. These reclassifications had no effect on reported earnings.

(2.)

INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below.

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agency obligations	$19,996	$-	$(315)	$19,681
Mortgage-backed securities:
Government agency issued or guaranteed	35,508	1	(382)	35,127
Privately issued	157,836	-	(3,666)	154,170
State and municipal obligations	2,162	-	(31)	2,131
Corporate and other debt obligations	1,016	-	(100)	916
Total available for sale securities	$216,518	$1	$(4,494)	$212,025

Securities held to maturity:
State and municipal obligations	$13,014	$-	$(390)	$12,624
Corporate and other debt obligations	3,010	11	(25)	2,996
Total held to maturity securities	$16,024	$11	$(415)	$15,620

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agency obligations	$36,979	$14	$(528)	$36,465
Mortgage-backed securities:
Government agency issued or guaranteed	75,404	101	(874)	74,631
Privately issued	226,623	79	(2,427)	224,275
Corporate and other debt obligations	2,163	7	(2)	2,168
Total available for sale securities	$341,169	$201	$(3,831)	$337,539

Securities held to maturity:
State and municipal obligations	$4,101	$-	$(31)	$4,070
Corporate and other debt obligations	3,010	6	(14)	3,002
Total held to maturity securities	$7,111	$6	$(45)	$7,072

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

At December 31, 2005 and 2004, securities with a carrying value of $127.5 million and $177.9 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.  At December 31, 2005 and 2004, the carrying amount of securities pledged to secure repurchase agreements was $97.1 million and $132.8 million, respectively.  Included in mortgage-backed securities are collateralized mortgage obligations with an amortized cost and fair value of $183.4 million and $179.6 million at December 31, 2005, and an amortized cost and fair value of $273.0 million and $270.3 million at December 31, 2004.

For the years ended December 31, 2005, 2004 and 2003, proceeds from sales of securities available for sale totaled $125.3 million, $117.3 million and $19.4 million, respectively.  Gross realized gains amounted to $149 thousand, $1.1 million and $599 thousand, respectively.  Gross realized losses amounted to $3.2 million, $55 thousand and $19 thousand, respectively.

At December 31, 2005, the amortized cost and fair value of debt securities by contractual maturity were as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Debt securities available for sale:
Due from one to five years	$1,016	$916
Due after five years through ten years	12,162	12,028
Due after ten years	9,996	9,784
	23,174	22,728
Mortgage-backed securities	193,344	189,297
	$216,518	$212,025
Debt securities held to maturity:
Due from one to five years	$459	$447
Due after five years through ten years	10,252	9,962
Due after ten years	5,313	5,211
	$16,024	$15,620

While the contractual maturities of mortgage-backed securities generally exceed ten years, the effective lives are expected to be significantly shorter due to prepayments of the underlying loans and the nature of the securities.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

The following tables show the investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004.

	December 31, 2005
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities available for sale:
U.S. Government agency obligations	$14,803	$(197)	$4,878	$(118)	$19,681	$(315)
Mortgage-backed securities	60,723	(1,154)	109,573	(2,894)	170,296	(4,048)
State and municipal obligations	2,131	(31)	-	-	2,131	(31)
Corporate and other debt obligations	916	(100)	-	-	916	(100)
Total available for sale securities	$78,573	$(1,482)	$114,451	$(3,012)	$193,024	$(4,494)

Securities held to maturity:
State and municipal obligations	$11,741	$(366)	$883	$(24)	$12,624	$(390)
Corporate and other debt obligations	-	-	985	(25)	985	(25)
Total held to maturity securities	$11,741	$(366)	$1,868	$(49)	$13,609	$(415)
Total temporarily impaired securities	$90,314	$(1,848)	$116,319	$(3,061)	$206,633	$(4,909)

	December 31, 2004
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Securities available for sale:
U.S. Government agency obligations	$7,928	$(67)	$13,523	$(461)	$21,451	$(528)
Mortgage-backed securities	239,502	(2,929)	17,189	(372)	256,691	(3,301)
Corporate and other debt obligations	1,139	(2)	-	-	1,139	(2)
Total available for sale securities	$248,569	$(2,998)	$30,712	$(833)	$279,281	$(3,831)

Securities held to maturity:
State and municipal obligations	$4,070	$(31)	$-	$-	$4,070	$(31)
Corporate and other debt obligations	996	(14)	-	-	996	(14)
Total held to maturity securities	$5,066	$(45)	$-	$-	$5,066	$(45)
Total temporarily impaired securities	$253,635	$(3,043)	$30,712	$(833)	$284,347	$(3,876)

Management of the Company has reviewed the investment securities that were in an unrealized loss position at December 31, 2005 and 2004 and has concluded that the declines in fair value were temporary.

In making this conclusion, management considered the period of time the securities were in a loss position, the percentage decline in comparison to the securities' amortized cost, the financial condition of the issuers, and the Company's ability and intent to hold these securities until their fair values recover.  Management also considered that some of the mortgage-backed securities have the backing of Federal agency guarantees.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

Management believes that the declines in fair value were caused by increases in interest rates and not the credit deterioration of the individual issuers.  At December 31, 2005, the Company owned 91 securities with aggregate unrealized losses of $4.9 million. Those investment securities consisted principally of mortgage-backed securities classified as available for sale.  All but two of the Company's securities in an unrealized loss position at December 31, 2005 were investment grade with credit ratings of "AAA." The remaining two securities had an aggregate unrealized loss of approximately $125 thousand at December 31, 2005.  Management believes the Company will collect all payments due according to the contractual terms of the securities.

(3.)

LOANS

Loans receivable at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(Dollars in thousands)
Real estate loans:
Residential	$223,917	$197,477
Home equity	49,874	27,678
Commercial	51,758	27,637
Construction	5,319	5,776
Commercial and industrial loans	36,940	12,236
Automobile loans	37,626	19,428
Other consumer loans	491	249
Total loans	405,925	290,481
Allowance for loan losses	(2,910)	(2,097)
Deferred loan costs, net	6,321	4,260
Total loans, net	$409,336	$292,644

Activity in the allowance for loan losses is summarized as follows:

	2005	2004	2003
	(Dollars in thousands)
Balance, beginning of year	$2,097	$1,807	$1,377
Provision for loan losses	934	301	440
Allowance related to loans sold	(65)	-	-
Net charge-offs
Charge-offs	(65)	(13)	(10)
Recoveries	9	2	-
Net charge-offs	(56)	(11)	(10)
Balance, end of year	$2,910	$2,097	$1,807

Nonaccrual loans were $625 thousand, $459 thousand and $287 thousand at December 31, 2005, 2004 and 2003, respectively. Foregone interest income that would have been recorded under the original terms of such loans totaled $9 thousand, $20 thousand and $7 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.  The Company held no loans that were renegotiated at below market rates at December 31, 2005 or 2004.

At December 31, 2005 and 2004, accruing loans delinquent 90 days or more totaled $662 thousand and $189 thousand, respectively. These loans were principally well-secured loans in the process of collection.

The majority of the Company's loans are to customers located in Western New York.  The ultimate collectibility of these loans is susceptible to changes in market conditions in this region.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(4.)

PREMISES AND EQUIPMENT, NET

Major classes of premises and equipment at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(Dollars in thousands)
Land	$2,910	$2,534
Buildings and improvements	10,993	9,717
Furniture, fixtures and equipment	5,023	3,613
Construction in-process	2,905	76
	21,831	15,940
Less accumulated depreciation and amortization	2,651	1,655
	$19,180	$14,285

Construction in-process at December 31, 2005 consists primarily of the construction of new full-service branches in Getzville, Amherst, Depew and Jamestown, New York, with anticipated completion dates in the spring and summer of 2006.

(5.)

DEPOSITS

A summary of deposits at December 31, 2005 and 2004 are as follows:

	2005		2004
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing checking	$23,846	-%	$19,761	-%
Interest-bearing checking	43,579	1.56	40,749	1.84
Savings	260,561	2.77	308,165	2.37
Total core deposits	327,986	2.41	368,675	2.18

Certificates of deposit, due:
Within one year	177,231	3.68	78,225	2.13
One to two years	80,943	4.32	35,573	3.24
Two to three years	26,820	3.98	31,790	3.86
Three to five years	8,064	3.18	15,798	3.86
Thereafter	40	3.20	39	3.20
Total certificates of deposits	293,098	3.87	161,425	2.89
Total deposits	$621,084	3.10%	$530,100	2.40%

The aggregate amount of certificates of deposit in denominations of $100,000 or more at December 31, 2005 and 2004 was $112.1 million and $78.1 million, respectively.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

Interest expense by deposit type for the years ended December 31, 2005, 2004, and 2003 is summarized as follows:

	2005	2004	2003
	(Dollars in thousands)
Interest-bearing checking	$911	$245	$101
Savings	6,889	5,278	4,440
Certificates of deposit	7,834	3,169	1,590
Total interest expense on deposits	$15,634	$8,692	$6,131

(6.)

 SHORT-TERM BORROWINGS

At December 31, 2005, short-term borrowings consisted of a six month advance due to the Federal Home Loan Bank ("FHLB") totaling $20.5 million and $400 thousand of Treasury Tax and Loan deposits obtained through the Bank's Federal Reserve Bank account.  The FHLB advances at December 31, 2005 bore a fixed interest rate of 4.67%.  At December 31, 2004, short-term borrowings consisted of $30 thousand of Treasury Tax and Loan deposits obtained through the Bank's Federal Reserve Bank account.  Interest expense on short-term borrowings amounted to $680 thousand, $11 thousand and $48 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.

FHLB advances are collateralized by certain investment securities, FHLB stock owned by the Bank and certain qualifying loans.  At December 31, 2005 the Company had additional borrowing capacity available of approximately $116 million at the FHLB.

(7.)

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank sold, under agreements to repurchase, securities of the U.S. government and its agencies and other approved securities, to commercial brokers and the Federal Home Loan Bank of New York.  A summary of the amounts outstanding, weighted average rates and remaining maturities of repurchase agreements at December 31, 2005 and 2004 follows:

	2005		2004
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Repurchase agreements, due:
Within three months	$-	-%	$60,000	2.26%
Three to six months	53,000	3.89	15,000	2.08
Six months to one year	4,000	2.93	15,000	2.28
One year or more	25,000	3.94	29,000	3.02
Total repurchase agreements	$82,000	3.86%	$119,000	2.43%

Securities sold under agreements to repurchase are recorded at the amount of cash received in connection with the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  Securities sold under agreement to repurchase are secured by investment securities. The carrying value of these securities at December 31, 2005 and 2004 was $97.1 million and $132.8 million, respectively.  Interest expense from repurchase agreements totaled $3.2 million and $1.4 million for the years ended December 31, 2005 and 2004, respectively.  There was no interest expense from repurchase agreements for the year ended December 31, 2003.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(8.)

LONG-TERM DEBT

There was no long-term debt outstanding at December 31, 2005.  In June 2004, the Company utilized a portion of the proceeds from the issuance of subordinated debentures (see Note 9) to retire a $5.0 million note payable to a bank.  Interest expense on the note totaled $102 thousand in 2004 and $56 thousand in 2003.

(9.)

SUBORDINATED DEBENTURES

In June 2004, the Company formed Great Lakes Bancorp Statutory Trust I (the "Trust") for the sole purpose of issuing trust preferred securities.  The Company accounts for the Trust in accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" and, as such, the Trust is not consolidated.  The Company's $372 thousand investment in the common equity of the Trust is included in the consolidated balance sheets as other assets and $12.4 million of subordinated debentures.  Interest expense paid to the Trust is included in the consolidated statements of income as expense and amounted to $756 thousand and $304 thousand for the years ended December 31, 2005 and 2004, respectively.  In 2004, the Company incurred costs relating to the issuance of the debentures totaling $130 thousand.  These costs, which are included in other assets on the balance sheet, were deferred and are being amortized to interest expense using the straight-line method over a twenty-five year period.

On June 17, 2004, the Company, through the Trust, issued 12,000 floating rate pooled trust preferred securities with a liquidation preference of $1,000 per security. The trust preferred securities represent an interest in the related subordinated debentures of the Company, which were purchased by the Trust and have substantially the same payment terms as these trust preferred securities. The subordinated debentures are the only assets of the Trust and interest payments from the debentures finance the distributions paid on the trust preferred securities. Distributions on the debentures are payable quarterly at a variable interest rate, reset quarterly, equal to 3-month LIBOR plus 2.70% (7.20% and 5.20% at December 31, 2005 and 2004, respectively).

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

(10.)

INCOME TAXES

The income tax (benefit) provision for the years ended December 31, 2005, 2004 and 2003 consisted of the following:

	2005	2004	2003
	(Dollars in thousands)
Current tax expense (benefit):
Federal	$(159)	$218	$-
State	4	88	(24)
Total current tax expense (benefit)	(155)	306	(24)

Deferred tax expense (benefit):
Federal	(629)	1,332	719
State	(528)	108	326
Net deferred tax expense (benefit)	(1,157)	1,440	1,045
Total income tax expense (benefit)	$(1,312)	$1,746	$1,021

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

Income tax expense (benefit) differed from the statutory federal income tax rate as follows:

	2005	2004	2003
Statutory federal tax rate	(34.0)%	34.0%	34.0%
Increase (decrease) resulting from:
Federal rehabilitation investment credit	(0.4)	(4.8)	-
State taxes, net of federal tax benefit	(23.4)	2.4	8.5
Interest on state and municipal obligations exempt from federal tax	(7.4)	(0.2)	-
Bank-owned life insurance	(9.0)	(0.4)	-
Other, net	0.5	2.0	1.0
Effective tax rate	(73.7)%	33.0%	43.5%

The significant state tax benefit in 2005 reflected in the table above is primarily attributable to state net operating loss carryforwards of approximately $116 thousand and state tax credit carryovers of approximately $302 thousand.

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Net unrealized loss on securities available for sale	$1,750	$1,414
Allowance for loan losses	1,060	707
Tax credit carryovers	663	-
Tax loss carryforwards	283	-
Accrued compensation expense	94	19
Post-foreclosure expenses on other real estate owned	35	11
Other	14	8
Total deferred tax assets	3,899	2,159

Deferred tax liabilities:
Deferred loan origination costs	(1,127)	(1,123)
Depreciation	(955)	(712)
Rehabilitation credit basis reduction	(86)	(86)
Total deferred tax liabilities	(2,168)	(1,921)
Net deferred tax asset	$1,731	$238

Realization of deferred tax assets is dependent upon the generation of future taxable income.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.  In assessing the need for a valuation allowance, management considers projected future taxable income over the periods in which temporary differences comprising the deferred tax assets will be deductible.  Based on its assessment of current and projected operating activity and profitability, management determined that no valuation allowance is necessary at December 31, 2005 and 2004.

At December 31, 2005, the Company has federal and state net operating loss carryforwards of approximately $584 thousand and $1.7 million, respectively, which begin to expire in 2026.  The Company also has federal rehabilitation investment credits of approximately $423 thousand that will begin to expire in 2023 and state tax credits of approximately $353 thousand that have an unlimited carryforward period.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(11.)

COMPREHENSIVE (LOSS) INCOME

The following table displays the components of total comprehensive (loss) income for the last three years:

	2005	2004	2003
	(Dollars in thousands)
Net (loss) income as reported	$(468)	$3,539	$1,326
Change in net unrealized loss on securities available for sale:
Unrealized holding losses arising during the year, net of tax benefit of
$1,515, $771 and $328, respectively	(2,375)	(1,207)	(512)
Less: Reclassification adjustment for realized losses (gains) on sales of
securities, net of taxes of $(1,179), $388 and $226, respectively	1,848	(609)	(354)
Change in net unrealized loss on securities available for sale	(527)	(1,816)	(866)

Total comprehensive (loss) income	$(995)	$1,723	$460

(12.)

COMMITMENTS AND CONTINGENCIES

The Company leases branch facilities under various operating leases that expire between 2006 and 2010.  The Company has the option to renew the leases at market terms at the end of most of the lease terms.

The projected minimum rental payments under the terms of the leases at December 31, 2005 are as follows:

Years Ending
December 31,	Total
(Dollars in thousands)
2006	$205
2007	198
2008	182
2009	145
2010	50
$780

Rent expense under these operating leases, included in occupancy, equipment and furnishings expense, was $192 thousand, $173 thousand and $166 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company is periodically a party to litigation arising in the ordinary course of business.  Based on information currently available, although there are uncertainties inherent in litigation, management does not believe that the outcome of such litigation will have a materially adverse effect on the Company's financial condition or results of operations.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(13.)

REGULATORY CAPITAL REQUIREMENTS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (all as defined in the regulations).

As of December 31, 2005, the most recent notification from the regulatory agencies categorized the Company and the Bank as well capitalized under the framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed either the Company's or the Bank's category.

The Company's and the Bank's actual capital amounts and ratios as of December 31, 2005 and 2004 are presented in the following tables:

					Minimum To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2005:
Total risk-based capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	$53,223	12.3%	$34,574	8.0%	$	N/A	N/A	%
Greater Buffalo Savings Bank	51,884	12.0	34,481	8.0		43,102	10.0

Tier 1 capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	50,313	11.6	17,287	4.0		N/A	N/A
Greater Buffalo Savings Bank	48,974	11.4	17,241	4.0		25,861	6.0

Tier 1 capital (to average assets):
Great Lakes Bancorp, Inc.	50,313	6.5	30,884	4.0		N/A	N/A
Greater Buffalo Savings Bank	48,974	6.4	30,867	4.0		38,584	5.0

December 31, 2004:
Total risk-based capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	$52,893	16.0%	$26,513	8.0%	$	N/A	N/A	%
Greater Buffalo Savings Bank	52,423	15.8	26,527	8.0		33,158	10.0

Tier 1 capital (to risk-weighted assets):
Great Lakes Bancorp, Inc.	50,796	15.3	13,254	4.0		N/A	N/A
Greater Buffalo Savings Bank	50,326	15.2	13,270	4.0		19,905	6.0

Tier 1 capital (to average assets):
Great Lakes Bancorp, Inc.	50,796	7.5	27,273	4.0		N/A	N/A
Greater Buffalo Savings Bank	50,326	7.4	27,277	4.0		34,096	5.0

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(14.)

EMPLOYEE BENEFIT PLANS

The Company has a 401(k) defined contribution plan covering substantially all employees.  The plan provides for a contribution by the Company of 3% of an employee's total salary, and a 50% match of employee contributions to the plan up to an additional 6% of total salary.  The amounts charged to expense related to the plan were $222 thousand, $153 thousand and $109 thousand during the years ended December 31, 2005, 2004 and 2003, respectively.

(15.)

STOCK-BASED COMPENSATION

Options are available for issuance under the Company's 2000 and 2002 Stock Option Plans.  Under these plans, the Company may grant non-qualified stock options to directors and founders at an exercise price equal to 100% of market price as determined by the Board of Directors, and incentive stock options to officers and other key employees at an exercise price not less than 100% of market price as determined by the Board of Directors.  Generally, the options granted to founders and directors of the Company vest immediately.  Options granted to officers and employees vest over a five-year period.  All options expire ten years from the date of grant.  The 2000 and 2002 Stock Option Plans authorize the grant of total options of 180,000 and 200,000 shares of the Company's common stock, respectively.

There have been no options granted subsequent to 2002.  Options outstanding at December 31, 2005 had a weighted average remaining life of approximately five years.

The following table summarizes the plan's activity for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	185,390	$10.00	186,240	$10.00	188,000	$10.00
Forfeited	(580)	10.00	(850)	10.00	(1,760)	10.00
Outstanding at end of year	184,810	10.00	185,390	10.00	186,240	10.00

Options exercisable at year end	172,110	10.00	155,070	10.00	136,880	10.00

(16.)

RELATED PARTY TRANSACTIONS

At December 31, 2005 and 2004, the Bank had loans and loan commitments to persons serving as directors, executive officers and principal shareholders and their related interests totaling $2.5 million and $3.4 million, respectively.  Corresponding interest income on these loans amounted to $90 thousand in 2005 and $86 thousand in 2004.  These loans were made substantially on the same terms as those prevailing at the time for comparable transactions with the general public, except as to the interest rate charged, which rate is the same as available to all employees.

The following table presents a summary of outstanding loans made to directors, executive officers, principal shareholders and their related interests, of the Company as of December 31, 2005 and 2004:

	2005	2004
	(Dollars in thousands)
Balance outstanding at beginning of period	$2,305	$1,124
New loans and advances	534	5,379
Principal payments and payoffs	(733)	(4,198)
Balance outstanding at end of period	$2,106	$2,305

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

At December 31, 2005, approximately $18.1million or 2.9% of total deposits were from executive officers, directors and principal shareholders.  At December 31, 2004, approximately $21.3 million or 4.0% of total deposits were from executive officers, directors and principal shareholders.  Interest paid on related party deposits totaled $524 thousand and $299 thousand for the years ended December 31, 2005 and 2004, respectively.

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

(18.)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company's various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented at December 31, 2005 and 2004 may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, FHLB Stock and Accrued Interest Receivable.  The carrying amount approximates fair value.

Investment Securities.  Fair values are based on quoted market prices, where available.  If a quoted market price is not available, fair value is based on quoted prices of similar securities or broker estimates.

Loans.  The fair value of fixed-rate loans and variable rate loans that reprice infrequently are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit profiles and for the same remaining maturities. For variable-rate loans that reprice frequently, with no significant change in credit risk, fair values are based on carrying values.

Bank-Owned Life Insurance.  Fair value of bank-owned life insurance is equal to the cash surrender value of the underlying life insurance policies.

Deposits.  The fair values for demand and NOW, money market and savings deposits are equal to their carrying amounts.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.  The estimated fair value of the Bank's certificates of deposits approximated $291.0 million and $161.5 million at December 31, 2005 and 2004, respectively.

Short-term Borrowings and Accrued Interest Payable.  The carrying amount of short-term borrowings maturing within ninety days approximates fair value.  The carrying amount of accrued interest payable approximates its fair value.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

Repurchase Agreements.  The fair value of repurchase agreements is estimated by discounting the future cash flows using the current rate at which similar borrowings with similar remaining maturities could be made.

Subordinated Debentures.  The trust preferred securities issued in conjunction with the related subordinated debentures of the Company have substantially the same payment terms and characteristics as the subordinated debentures.  Fair value for the subordinated debentures is estimated based upon quoted market prices of similar trust preferred securities.

Off-balance Sheet Credit-related Instruments.  Fair values for off-balance sheet credit-related financial instruments, comprised principally of commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The estimated fair values of financial instruments at December 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$13,070	$13,070	$9,061	$9,061
Interest-bearing deposits in other financial institutions	82,430	82,430	20,920	20,920
Securities available for sale	212,025	212,025	337,539	337,539
Securities held to maturity	16,024	15,620	7,111	7,072
Federal Home Loan Bank stock	3,454	3,454	3,950	3,950
Loans, net of allowance for loan losses	409,336	407,332	292,644	294,711
Bank-owned life insurance	12,537	12,537	12,066	12,066
Accrued interest receivable	2,887	2,887	2,589	2,589
Financial liabilities:
Deposits	621,084	619,032	530,100	530,205
Securities sold under agreements to repurchase	82,000	81,784	119,000	118,725
Short-term borrowings	20,900	20,900	30	30
Subordinated debentures	12,372	12,730	12,372	12,522
Accrued interest payable	1,307	1,307	816	816

(19.)

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Financial instruments held or issued for lending-related purposes.

The Company has financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is essentially the same as that involved with extending loans to customers.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2005	2004
	(Dollars in thousands)
Commitments to extend credit:
Revolving open-end lines secured by 1-4 family residential properties	$23,522	$19,409
Real estate secured for commercial construction or land development	6,057	4,311
Account overdraft protection agreements	616	527
Other	31,040	19,494
Standby letters of credit	2,336	633

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments may expire without being drawn upon; therefore the total commitment amounts do not necessarily represent future cash requirements.  Each customer's creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the customer.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support private borrowing arrangements and have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  These letters of credit were fully collateralized at December 31, 2005 and 2004.

Financial instruments held for asset and liability management purposes.

The Bank may use irrevocable standby letters of credit issued by the Federal Home Loan Bank of New York ("FHLBNY") to meet the collateral requirement for New York State public deposits.  The FHLBNY letter of credit is a promise, made at the request of the Bank, to make payments to a third-party beneficiary.

Historically, the Bank has used bonds as collateral for these deposits, but because the bonds were pledged, their utility was decreased for other liquidity purposes.  By issuing the FHLBNY letters of credit in place of pledging the bonds, the bonds are made available for the asset/liability management process.  In addition, the Bank can use those bonds to fund other liquidity needs.  The letters of credit also provides the Bank with the operational benefits of reducing the expenses of monitoring these deposits and eliminating the need to match securities and monitor margin calls.

Letters of credit with contract amounts totaling $22.0 million were outstanding at December 31, 2005.  Origination fee expenses, included in noninterest expense, were $14 thousand for the year ended December 31, 2005.  There were no letters of credit or related expense outstanding during the years ended December 31, 2004 or 2003.

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(20.)

CONDENSED FINANCIAL INFORMATION  (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

CONDENSED BALANCE SHEETS

	December 31,
	2005	2004
	(Dollars in thousands)
ASSETS
Noninterest-bearing deposit in subsidiary bank	$215	$76
Investment in subsidiary	46,254	48,118
Other assets	1,531	856
Total assets	$48,000	$49,050

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debentures	$12,372	$12,372
Other liabilities	35	90
Total liabilities	12,407	12,462
Shareholders' equity	35,593	36,588
Total liabilities and shareholders' equity	$48,000	$49,050

CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
INCOME:
Dividends from subsidiary	$1,300	$500	$131
Other income	22	9	-
	1,322	509	131
EXPENSES:
Interest expense	756	405	56
Other expenses	253	134	71
	1,009	539	127

Income (loss) before equity in undistributed (losses) earnings of subsidiary	313	(30)	4
Applicable income tax benefit	(556)	(223)	(49)
	869	193	53
Equity in undistributed (losses) earnings of subsidiary	(1,337)	3,346	1,018
Net (loss) income	$(468)	$3,539	$1,071

GREAT LAKES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(468)	$3,539	$1,071
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred income tax benefit	-	-	(49)
Equity in undistributed losses (earnings) of subsidiary	1,337	(3,346)	(1,018)
Increase in other assets	(675)	(740)	(67)
(Decrease) increase in other liabilities	(55)	24	66
Net cash provided by (used in) operating activities	139	(523)	3

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	-	(23,578)	(5,000)
Net cash used in investing activities	-	(23,578)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of trust preferred securities	-	12,372	-
Proceeds from issuance of long-term debt	-	-	5,000
Repayment of long-term debt	-	(5,000)	-
Net proceeds from sale of common stock	-	16,802	-
Net cash provided by financing activities	-	24,174	5,000
NET INCREASE IN CASH	139	73	3
CASH, BEGINNING OF YEAR	76	3	-
CASH, END OF YEAR	$215	$76	$3

(21.)

PROPOSED MERGER WITH BAY VIEW CAPITAL CORPORATION

On October 26, 2005, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bay View Capital Corporation ("BVCC"), a Delaware corporation.  The Merger Agreement provides for the merger of the Company with and into BVCC, with BVCC continuing as the surviving corporation.  At the time of the merger, each share of common stock of the Company issued and outstanding will be cancelled and converted into the right to receive 1.0873 shares of common stock of BVCC. Upon the closing of the merger, BVCC, as the surviving corporation, will change its name to Great Lakes Bancorp, Inc. and will maintain its listing on the New York Stock Exchange.  The merger is expected to close in the second quarter of 2006.  Although BVCC will be the legal acquirer, the merger will be accounted for as a reverse acquisition resulting in the Company being considered the acquirer for accounting purposes.

The consummation of the merger is subject to customary closing conditions applicable to both BVCC and the Company, including receipt of regulatory approvals, the registration of BVCC as a bank holding company, and the approval of BVCC's shareholders and the Company's shareholders.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE

On May 25, 2004, Great Lakes Bancorp, Inc. filed a Current Report on Form 8-K regarding a change in the Company’s independent registered public accountant.  The Company decided to engage KPMG LLP as its principal accountants for the fiscal year ending December 31, 2004 and chose not to renew the engagement of Freed Maxick & Battaglia, CPAs, PC ("FMB"), which was currently serving as the Company's independent auditors. The decision to change accountants was recommended by the Audit Committee and approved by the Board of Directors.

In connection with the audit of the fiscal year ended December 31, 2003, and the subsequent review of the period ended March 31, 2004, there were no disagreements with FMB through the date of their dismissal, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement, if not resolved to FMB's satisfaction, would have caused FMB to make reference in connection with their opinion of the subject matter of the disagreement.

The audit report of FMB on the consolidated financial statements of Great Lakes Bancorp, Inc. and subsidiary as of and for the year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

 ITEM 8A.

CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the CEO and CFO have concluded that, as of the date of this report, the Company’s disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiary is recorded, processed, summarized and reported in a timely manner.  Management will continue to review this matter with particular emphasis on the documentation of the Company’s disclosure controls and procedures.  There has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Current Directors and Executive Officers and their ages as of December 31, 2005 are as follows:

Name	Age	Position (1)

Barry M. Snyder (2)	61	Chairman of the Board of Directors
William A. Evans (3)	65	Vice Chairman of the Board of Directors
Andrew W. Dorn, Jr. (2)	55	President, Chief Executive Officer, Treasurer and Director
Louis Sidoni (2)	73	Executive Vice President, Secretary and Director
Michael J. Rogers (5)	48	Executive Vice President and Chief Financial Officer
Kim S. Destro	48	Executive Vice President and Chief Investment Officer
Paul W. Bergman	52	Executive Vice President and Chief Credit Officer
Marylou Borowiak	46	Executive Vice President and Chief Retail Banking Officer
Frederick A. Wolf (3)	63	Assistant Secretary and Director
Carolyn B. Frank (2)	46	Director
Gerard T. Mazurkiewicz (4)	58	Director
Acea M. Mosey-Pawlowski (3)	38	Director
Dennis M. Penman (3)	56	Director
James A. Smith (4)	56	Director
Louis J. Thomas (3)	63	Director
David L. Ulrich (4)	57	Director

__________

(1)

With the exception of Mr. Mazurkiewicz, who was appointed in June 2003, all of the Company’s directors have also been directors of Greater Buffalo Savings Bank since its inception in 1999. The board of directors is divided into three classes, with one class elected each year at our annual meeting of stockholders to serve for a term of three years and until their successors are duly elected and qualified.

(2)

Class A Director with a term expiring in 2006.

(3)

Class B Director with a term expiring in 2007.

(4)

Class C Director with a term expiring in 2008.

(5)

Mr. Rogers was hired by the Company as an Executive Vice President and Chief Financial Officer in March 2006.  At that time, he was appointed to serve as the Company’s Principal Financial Officer and Principal Accounting Officer.

Barry M. Snyder has served as the Chairman of the Board of Directors since the Company’s formation in 2003.  He has also been a director of the Bank since its inception in 1999 and has served as the Bank’s Chairman of the Board of Directors since August 2001.  He is the Chairman and Chief Executive Officer of Tuxedo Junction, a chain of formal wear rental stores, and the Chairman of the Board of Great Skate Hockey Supply Company, a distributor of hockey equipment in the United States.  Mr. Snyder is a graduate of the State University of New York at Buffalo.

William A. Evans has been a director since the Company’s formation in 2003 and a director of the Bank since its inception in 1999 and serves as our Vice Chairman of the Board of Directors.  Since the sale of his business in 1995, Mr. Evans has been engaged in the management of Evans Enterprises, a private investment company. Mr. Evans is a graduate of the United States Military Academy at West Point and the University of Florida School of Law.

Andrew W. Dorn, Jr. has served as President and Chief Executive Officer and as a director since the Company’s formation in 2003 and has served as a director of the Bank since it began operations in 1999.  From 1995 to 1998, he served in the same capacity for Jamestown Savings Bank.  Mr. Dorn is a graduate of the State University of New York at Buffalo and earned a masters degree in Business Administration from Canisius College.

Louis Sidoni has been an Executive Vice President, Secretary and a director since the Company’s formation in 2003 and has been an Executive Vice President, Secretary and a director of the Bank since its inception in 1999.  From 1995 until June 1998, he served as an Executive Vice President and Chief Operating Officer of Jamestown Savings Bank. Mr. Sidoni is a graduate of the University of Buffalo.

Michael J. Rogers is an Executive Vice President and Chief Financial Officer and was hired to act as the Company’s Principal Financial Officer and Principal Accounting Officer in March 2006.  From January 1984 through March 2004, Mr. Rogers, age 48, was employed by KPMG LLP, becoming a partner in 1995.  From April 2004 to March 2006, Mr. Rogers was a private business consultant.  Mr. Rogers is a graduate of Niagara University.

Kim S. Destro is an Executive Vice President and Chief Investment Officer and has been with the Bank since its inception in November 1999.  Ms. Destro served as the Bank’s Chief Financial Officer from November 1999 until March 2006.  From January 1997 until November 1999, she served as Vice President and Controller for Jamestown Savings Bank.  Ms. Destro received a Bachelors of Science - Accounting degree from the State University of New York at Fredonia, and is a certified public accountant.

Paul W. Bergman is an Executive Vice President and Chief Credit Officer and has been with the Bank since its inception in November 1999.  Prior to 1997, he was a Senior Vice President of Key Corp.  Mr. Bergman is a graduate of Canisius College.

Marylou Borowiak is an Executive Vice President and Chief Retail Banking Officer and has been with the Bank since October 2000.  From 1993 until August 2000, she served as a regional Vice President for First Niagara Bank.  Ms. Borowiak is a graduate of the State University of New York at Buffalo.

Frederick A. Wolf has been a director and has served as Assistant Secretary since the Company’s formation in 2003 and has served as a director and as Assistant Secretary of the Bank since its inception in 1999.  From January 2000 until September 2005, Mr. Wolf was County Attorney for the County of Erie, New York.  Since his retirement from the county, Mr. Wolf has been Special Counsel with Damon Morey LLP.  Prior thereto, Mr. Wolf was engaged in the private practice of law in Buffalo, New York for approximately 32 years.  Mr. Wolf is a graduate of the University of Buffalo and the State University of New York at Buffalo School of Law.

Carolyn B. Frank has served as a director since the Company’s formation in 2003 and has served as a director of the Bank since its inception in 1999.  Since January 2004, Mrs. Frank has been the Vice President of Network Performance Support for Excellus Health Plan, Inc.  From May 2002 until January 2004, she was an independent consultant to the health care industry.  Previously, she was associated with Kaleida Health Systems serving, at various times, as President, Chief Executive Officer, and Chief Financial Officer.  Mrs. Frank is a graduate of Canisius College.

Gerard T. Mazurkiewicz was appointed a director in June 2003 and was subsequently elected to serve a three-year term.  Since January 2004, he has been a tax director at Dopkins & Company, LLP, a Buffalo, New York based accounting firm.  He was employed in the Buffalo office of KPMG LLP since 1969, was elected into the partnership in 1980 and was appointed Partner in Charge of the Upstate New York/Albany tax practice in 1996, serving in that capacity until his retirement from KPMG in January 2002.  Mr. Mazurkiewicz is a graduate of the State University of New York at Buffalo and is a certified public accountant.

Acea M. Mosey-Pawlowski has been a director since the Company’s formation in 2003 and a director of the Bank since its inception in 1999.  Since 1995, she has been engaged in the private practice of law in Buffalo, New York and has served as in-house counsel to Allied Publishing Service, a national wholesaler of magazines. Since May 2004, Ms. Mosey-Pawlowski served as a Commissioner of the Erie County, New York Water Authority and as of January 2005, as the Public Administrator for the Erie County, New York Surrogate Court.  She is a graduate of Canisius College and the Thomas Cooley School of Law.

Dennis M. Penman has been a director since the Company’s formation in 2003 and a director of the Bank since its inception in 1999.  He has been an Executive Vice President and Chief Operating Officer of M. J. Peterson Real Estate Corporation, a real estate brokerage and development company, since 1980.  Mr. Penman is a graduate of the State University of New York at Buffalo and the Institute of Real Estate Management.

James A. Smith has been a director since the Company’s formation in 2003 and a director of the Bank since its inception in 1999.  He has been a practicing orthopedic surgeon since 1974.  Dr. Smith is a graduate of Georgetown University and the State University of New York at Buffalo School of Medicine.

Louis J. Thomas has been a director since the Company’s formation in 2003 and a director of the Bank since its inception in 1999. Since 1970, he has served in various capacities with the United Steelworkers Union and as Director of District 4, covering the Northeastern United States and the Commonwealth of Puerto Rico until his retirement in May 2004.  Mr. Thomas attended East Stroudsburg State College and served on the faculty of Syracuse University.

David L. Ulrich has been a director since the Company’s formation in 2003 and a director of the Bank since its inception in 1999. Since 1984, he has been the owner and President of Ulrich & Company, a full service insurance agency, until its sale in 2004.  In addition, since 1992, he has been the owner and President of Ulrich Development Company, LLC, a real estate development company.  Mr. Ulrich is a graduate of Ball State University and The Home Insurance Company School of Insurance.

ITEM 10.    EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

During 2005, unsalaried members of the Board of Directors received annual compensation of $7,200 for attendance at all board and committee meetings.  Unsalaried members of the Executive Committee received an additional stipend in the amount of $3,600. Total director’s fees during 2005 amounted to $93,450.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the cash compensation as well as certain other compensation paid during the years ended December 31, 2005, 2004 and 2003 for our executive officers.  None of our other executive officers except Mr. Dorn received annual compensation in excess of $100,000 in 2003.  The amounts shown include compensation for services in all capacities.

		Annual Compensation
	Fiscal			All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)

Andrew W. Dorn, Jr.,	2005	$199,745	$30,000	$12,991
President, Chief Executive	2004	180,671	27,000	11,095
Officer and Treasurer	2003	140,000	21,000	8,345

Paul W. Bergman,	2005	125,070	18,750	8,039
Executive Vice President	2004	107,621	15,000	7,354
and Chief Credit Officer	2003	—	—	—

Kim S. Destro,	2005	104,757	15,750	7,093
Executive Vice President	2004	90,692	13,500	6,280
and Chief Financial Officer	2003	—	—	—

Marylou Borowiak,	2005	89,748	13,500	5,642
Executive Vice President	2004	—	—	—
and Chief Retail Banking Officer	2003	—	—	—

 (1)  Consists entirely of contributions made by the Bank on behalf of the named executive officer to the Bank’s defined contribution plan.

EMPLOYEE PLANS

2000 Stock Option Plan

In October 1999, the Greater Buffalo Savings Bank 2000 Stock Option Plan, or the 2000 Stock Option Plan, was adopted by Greater Buffalo Savings Bank and subsequently approved by shareholders and the New York State Superintendent of Banks. In connection with Great Lakes Bancorp, Inc.’s formation as a holding company for Greater Buffalo Savings Bank, this plan was assumed by the Company.  180,000 shares of the Company’s common stock have been reserved for issuance under the 2000 Option Plan.  Pursuant to this plan, non-qualified stock options may be granted to directors and founders and incentive stock options may be granted to employees, including officers.  In each instance, the exercise price for the options shall not be less than the greater of (i) the fair market value of the Company’s common stock on the date of grant as determined by the Board of Directors or (ii) $10. Generally, options granted to directors and founders vest immediately and options granted to employees vest over a five year period at the rate of 20% per year beginning one year from the date of grant.  All options granted under the 2000 Option Plan expire ten years from the date of grant.  In 2005, no options were granted under the 2000 Option Plan.

2002 Stock Option Plan

In February 2002, the Greater Buffalo Savings Bank 2002 Stock Option Plan, or the 2002 Stock Option Plan, was adopted by Greater Buffalo Savings Bank and subsequently approved by its shareholders and the New York State Superintendent of Banks.  In connection with Great Lakes Bancorp, Inc.’s formation as a holding company for Greater Buffalo Savings Bank, this plan was assumed by the Company.  200,000 shares of the Company’s common stock have been reserved for issuance under the 2002 Stock Option Plan.  Pursuant to this plan, non-qualified stock options may be granted to directors and founders and incentive stock options may be granted to employees, including officers. In each instance, the exercise price of the options shall not be less than the greater of (i) the fair market value of our common stock on the date of grant as determined by Board of Directors or (ii) $10. Generally, options granted to directors vest immediately and options granted to employees vest over a five year period at the rate of 20% per year beginning one year from the date of grant.  All options granted under the 2002 Option Plan expire ten years from the date of grant.  In 2005, no options were granted under the 2002 Option Plan.

401(k) Plan

Greater Buffalo Savings Bank maintains a 401(k) retirement savings plan, which covers substantially all of its employees, including executive officers, who have completed at least 365 days of service.  The Bank contributes an annual amount equal to 3% of each participant’s total salary.  Eligible participants may also contribute up to 100% of their annual compensation (15% for highly compensated employees), subject to an annual limitation as adjusted by the provisions of the Internal Revenue Code of 1986, as amended, or the Code.  Participant contributions are matched by the Bank in an amount equal to 50% of the participant’s contributions.  Matching contributions are limited to an additional 3% of the participant’s base salary and vest at the rate of 20% per year.

Employee Stock Purchase Plan

In June 2004, the Company’s Board of Directors approved the adoption of an employee stock purchase plan.  The plan was established to allow the Company to offer shares to its employees and directors when shares are offered to its existing shareholders, however, the board may elect not to make the shares available, regardless of any stock offering made or scheduled to be made to existing shareholders.  In September 2004, the Company completed the sale of common stock through the employee stock purchase plan.  A total of 63,904 shares of $.001 par value common stock were sold at the offering price to existing shareholders of $9.00 per share, providing $575 thousand in additional capital, net of $5 thousand for stock offering costs.  No shares were offered to the Company’s employees in 2005.

Options Granted in Last Fiscal Year

There were no stock options granted in 2005.

AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information with respect to executive officers named in the compensation table set forth above concerning the exercise of options during 2005 and unexercised options held at the end of 2005.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		in-the-Money Options
	Acquired		Options at Fiscal Year End		At Fiscal Year End (1)
	Upon	Value
Name and Principal Position	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Andrew W. Dorn, Jr.,
President, Chief Executive
Officer and Treasurer	0	$0	35,200	4,800	$0	$0

Paul W. Bergman,
Executive Vice President
and Chief Credit Officer	0	$0	5,120	880	$0	$0

Kim S. Destro,
Executive Vice President
and Chief Financial Officer	0	$0	4,820	1,180	$0	$0

Marylou Borowiak,
Executive Vice President
and Chief Retail Banking Officer	0	$0	3,420	1,580	$0	$0

(1)

Represents the difference between $9.00, the book value of the Company’s common stock at December 31, 2005, and the exercise prices of such options that are exercisable at an exercise price of $10.00.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2005, including the 2000 Stock Option Plan and the 2002 Stock Option Plan.

	Equity Compensation Plan Category
	Approved	Not approved
	by security	by security
	holders	holders	Total

Number of securities to be issued upon exercise of
outstanding options, warrants and rights	185,390	—	185,390

Weighted average exercise price of
outstanding options, warrants and rights	$10	$—	$10

Number of securities remaining for future issuance under
equity compensation plans (excluding outstanding
options reflected above)	194,610	—	194,610

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The non-employee members of the Executive Committee currently serve as the Compensation Committee.  This committee makes recommendations to the Board of Directors with respect to the compensation of executive officers and reviews all employment policies and benefit programs.

The Compensation Committee has adopted a compensation strategy for the Chief Executive Officer that utilizes reasonable salaries and places heavy emphasis on incentive compensation such as cash bonuses and stock options in order to reward contributions to our long-term success.  In 2005, the Chief Executive Officer’s salary was increased by $20 thousand to $200 thousand and a bonus of $30 thousand was awarded at year end.  The Company anticipates the base salaries of executive officers will continue to be determined by the growth and profitability of the Bank and will also be determined by competitive, market-based pay practices, performance evaluations and expected future contributions. Base salaries will most likely be targeted at the median level of salaries at comparable banks for executives with similar experience, but will also take into account unique responsibilities and performance.

Barry M. Snyder, Chairman

William A. Evans

David L. Ulrich

Frederick A. Wolf

Carolyn B. Frank

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
         SHAREHOLDER MATTERS

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information as of December 31, 2005 regarding the beneficial ownership of common stock by:  (i) each person or entity that is known to own beneficially more than 5% of the Company’s common stock, (ii) by each director; (iii) by each executive officer and (iv) by all executive officers and directors as a group.

	Number of	Percentage
Directors, Officers and 5% Shareholders	Shares (1)	Of Class

Barry M. Snyder (2) (3)	517,624	13.09
William A. Evans (2) (4)	261,200	6.60
Andrew W. Dorn, Jr. (2) (5)	61,800	1.56
Louis Sidoni (2) (6)	51,400	1.30
Kim S. Destro (2) (7)	10,820	*
Paul W. Bergman (2) (8)	12,620	*
Marylou Borowiak (2) (9)	12,780	*
Frederick A. Wolf (2) (10)	61,500	1.55
Carolyn B. Frank (2) (11)	15,200	*
Gerard T. Mazurkiewicz (2)	3,000	*
Acea M. Mosey-Pawlowski (2) (12)	120,220	3.04
Dennis M. Penman (2) (13)	8,200	*
James A. Smith (2) (14)	163,200	4.13
Louis J. Thomas (2) (15)	13,145	*
David L. Ulrich (2) (16)	214,400	5.42
All Directors and Executive Officers as a group (15 persons) (17)	1,527,109	38.61
Jeremy M. Jacobs	213,630	5.40
* Less than 1%.

__________

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

(4)

Includes (i) 34,000 shares held by Evelyn M. Davis Trust of which Mr. Evans is the Trustee and has sole voting and investment power, (ii) 11,000 shares held by Mr. Evans’ spouse and (iii) 12,000 shares of common stock issuable under options granted to Mr. Evans under the 2000 Stock Option Plan and 1,200 shares of common stock issuable under options granted to Mr. Evans under the 2002 Stock Option Plan which are exercisable within 60 days.

(5)

Includes (i) 3,000 shares held in an IRA for the benefit of Mr. Dorn, (ii) 500 shares of common stock owned directly by Mr. Dorn’s spouse, as to which Mr. Dorn disclaims beneficial ownership and (iii) 35,200 shares of common stock issuable under options granted to Mr. Dorn under the 2000 Stock Option Plan which are exercisable within 60 days. Excludes 4,800 shares of common stock issuable under options granted to Mr. Dorn under the 2000 Stock Option Plan which are not exercisable within 60 days.

(6)

Includes (i) 10,000 shares of common stock owned by D. A. Ross Irrevocable Trust of which Mr. Sidoni is co-Trustee and shares voting and investment power (ii) 12,000 shares held in an IRA for the benefit of Mr. Sidoni, and (iii) 23,800 shares of common stock issuable under options granted to Mr. Sidoni under the 2000 Stock Option Plan which are exercisable within 60 days. Excludes 1,200 shares of common stock issuable under options granted to Mr. Sidoni under the 2000 Stock Option Plan which are not exercisable within 60 days.

(7)

Includes (i) 1,763 shares held in an IRA for the benefit of Ms. Destro (ii) 1,977 shares held in and IRA for the benefit of Ms. Destro’s spouse, and (iii) 4,820 shares of common stock issuable under options granted to Ms. Destro under the 2000 Stock Option Plan which are exercisable within 60 days. Excludes 1,180 shares of common stock issuable under options granted to Ms. Destro under the 2000 Stock Option Plan which are not exercisable within 60 days.

(8)

Includes (i) 7,500 shares held in an IRA for the benefit of Mr. Bergman and (ii) 5,120 shares of common stock issuable under options granted to Mr. Bergman under the 2000 Stock Option Plan which are exercisable within 60 days. Excludes 880 shares of common stock issuable under options granted to Mr. Bergman under the 2000 Stock Option Plan which are not exercisable within 60 days.

(9)

Includes (i) 4,160 shares held in an IRA for the benefit of Ms. Borowiak and (ii) 3,420 shares of common stock issuable under options granted to Ms. Borowiak under the 2000 Stock Option Plan which are exercisable within 60 days. Excludes 1,580 shares of common stock issuable under options granted to Ms. Borowiak under the 2000 Stock Option Plan which are not exercisable within 60 days.

(10)

Includes (i) 25,800 shares held in an IRA for the benefit of Mr. Wolf and (ii) 500 shares of common stock held by Mr. Wolf’s spouse, (iii) 9,000 shares of common stock issuable under options granted to Mr. Wolf under the 2000 Stock Option Plan and (iv) 1,200 shares of common stock issuable under options granted to Mr. Wolf under the 2002 Stock Option Plan which are exercisable within 60 days.

(11)

Includes (i) 1,000 shares held by two trusts for the benefit of Mrs. Frank’s children of which Mrs. Frank is co-Trustee and shares voting and investment power and (ii) 2,000 shares of common stock issuable under options granted to Mrs. Frank under the 2000 Stock Option Plan and 1,200 shares of common stock issuable under options granted to Mrs. Frank under the 2002 Stock Option Plan which are exercisable within 60 days.

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

ITEM 13.    EXHIBITS

(a)

FINANCIAL STATEMENTS

Reference is made to the Index to Consolidated Financial Statements of Great Lakes Bancorp, Inc. and Subsidiary under Item 7 in Part II of this Form 10-KSB.

(b)

EXHIBITS

The following exhibits are filed as part of this report:

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Reorganization, dated as of February 10, 2003, between the Registrant and Greater Buffalo Savings Bank (incorporated by reference to Annex A to the Registrant’s
Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

2.2	Agreement and Plan of Merger, dated as of October 26, 2005, between the Registrant and Bay View Capital Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s
Current Report on Form 8-K dated October 28, 2005).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Annex C to the
Registrant’s Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

3.2	Bylaws of the Registrant (incorporated by reference to Annex D to the Registrant’s Registration
Statement No. 333-103211 on Form S-4 dated February 14, 2003).

4.1	Specimen Common Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s
Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

4.2	Form of Voting Agreement, dated as of October 26, 2005, between various Officers and Directors of the Registrant and Bay View Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 28, 2005).

10.1	Greater Buffalo Savings Bank 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

#10.2	Greater Buffalo Savings Bank 2002 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

#10.3	Greater Buffalo Savings Bank 401(k) Retirement Savings Plan (incorporated by reference to
Exhibit 10.3 to the Registrant’s Registration Statement No. 333-103211 on Form S-4 dated
February 14, 2003).

Exhibit
Number	Exhibit

10.4	Cartel Network Agreement dated May 14, 1999 by and between Integrated Delivery Technologies,
Inc. and Greater Buffalo Savings Bank (incorporated by reference to Exhibit 10.4 to the
Registrant’s Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

10.5	Back Office Services Agreement dated May 11, 1999 between Affiliated Computer Services, Inc.
New York and Greater Buffalo Savings Bank (incorporated by reference to Exhibit 10.5 to the
Registrant’s Registration Statement No. 333-103211 on Form S-4 dated February 14, 2003).

10.6	Services Agreement between BISYS, Inc. and Greater Buffalo Savings Bank (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement No. 333-103211 on Form S-4
dated February 14, 2003).

#10.7	Great Lakes Bancorp., Inc. Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the
Registrant’s Registration Statement No. 333-116753 on Form S-8 dated June 22, 2004).

10.8	Services Agreement between BISYS Information Solutions L.P. and Greater Buffalo Savings Bank
(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated
November 2, 2004).

10.9	Addendum to Services Agreement No. 1922 dated as of July 1, 2004 between BISYS Information
Solutions L.P. and Greater Buffalo Savings Bank (incorporated by reference to Exhibit 10.2 to the
Registrant’s Current Report on Form 8-K dated November 2, 2004).

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act of 1934, as amended.

*31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the
Securities Exchange Act of 1934, as amended.

*32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
#	Indicates management contract or compensatory plan, contract or arrangement

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by KPMG LLP for professional services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements and services associated with SEC registration statements and other SEC filings were $117 thousand and $70 thousand for the years ended December 31, 2005 and 2004, respectively.

The aggregate fees billed by Freed Maxick & Battaglia, CPAs, PC for professional services rendered for the review of the Company's quarterly financial statements and services associated with SEC registration statements and other SEC filings were approximately $5 thousand for the fiscal year ended December 31, 2004.

AUDIT-RELATED FEES

The aggregate fees billed to the Company by KPMG LLP for assurance and related services rendered that are reasonably related to the performance of the audit and review of the consolidated financial statements and that are not already reported in “Audit Fees” above were $99 thousand during 2005.  These services were primarily associated with accounting research and due diligence related to the Company’s proposed merger with Bay View Capital Corporation.

KPMG LLP did not render any audit-related services during the fiscal year ended December 31, 2004.

Freed Maxick & Battaglia, CPAs, PC did not render any audit-related services during the fiscal year ended December 31, 2004, other than the services described above.

TAX FEES

The aggregate fees billed by KPMG LLP for tax compliance, tax advice or tax planning during the fiscal years ended December 31, 2005 and 2004  were $9 thousand and $8 thousand, respectively.

Freed Maxick & Battaglia, CPAs, PC did not render any services during the fiscal year ended December 31, 2004 that consisted of tax compliance, tax advice or tax planning.  However, for the year ended December 31, 2004, the Company utilized RSM McGladrey, a firm affiliated with Freed Maxick & Battaglia, CPAs, PC, for tax related matters.  These services consisted of federal and state tax returns preparation, compliance and planning advice, as well as cost segregation studies.  The aggregate fees billed by RSM McGladrey for these services approximated $15 thousand for the fiscal year ended December 31, 2004.

ALL OTHER FEES

KPMG LLP did not render any services during the fiscal years ended December 31, 2005 or 2004, other than the services described above.  Freed Maxick & Battaglia, CPAs, PC did not render any services during the fiscal year ended December 31, 2004, other than the services described above.

AUDIT COMMITTEE ADMINISTRATION OF THE ENGAGEMENT

Audit Committee approved all services provided by KPMG LLP and Freed Maxick & Battaglia, CPAs, PC during 2005 and 2004 prior to those services being performed.  The Company’s independent registered public accountants met regularly with the Audit Committee to review the status of any work in process, completed engagements and to discuss both the merits and costs associated with future services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT LAKES BANCORP, INC.

/s/ Andrew W. Dorn, Jr.	, March 21, 2006
Andrew W. Dorn, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael J. Rogers	, March 21, 2006
Michael J. Rogers
Executive Vice President & Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)

A majority of the Board of Directors

/s/ Andrew W. Dorn, Jr.	, March 21, 2006
Andrew W. Dorn, Jr.

, March 21, 2006
Louis Sidoni

, March 21, 2006
William A. Evans, Esq.

/s/ Carolyn B. Frank	, March 21, 2006
Carolyn B. Frank

/s/ Gerard T. Mazurkiewicz	, March 21, 2006
Gerard T. Mazurkiewicz

/s/ Acea M. Mosey-Pawlowski	, March 21 2006
Acea M. Mosey-Pawlowski, Esq.

/s/ Dennis M. Penman	, March 21, 2006
Dennis M. Penman

/s/ James A. Smith	, March 21, 2006
James A. Smith, M.D.

/s/ Barry M. Snyder	, March 21, 2006
Barry M. Snyder

/s/ Louis J. Thomas	, March 21, 2006
Louis J. Thomas

/s/ David L. Ulrich	, March 21, 2006
David L. Ulrich

/s/ Frederick A. Wolf	, March 21, 2006
Frederick A. Wolf, Esq.